Form 10QSB
period 1999-09-30
PENTASTAR COMMUNICATIONS INC
filed 1999-12-10
CIK 1093221

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from                to
                                           --------------    -------------

                         Commission file number 0-27709

                         PentaStar Communications, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                        84-1502003
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   1522 Blake Street, Denver, Colorado 80202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 825-4400
                          --------------------------
                          (Issuer's telephone number)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes  [ ]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 1, 1999, 4,797,842 of common stock, par value $.0001 per share, was issued and outstanding.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No  [X]

                               Table of Contents

                                     PART I

Item 1.   Financial Statements.............................................  F-1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    2

                                    PART II

Item 2.   Changes in Securities............................................    5
Item 6.   Exhibits and Reports on Form 8-K.................................    5

                                     PART I

Item 1.   Financial Statements

                             Index to Financial Statements

          PENTASTAR COMMUNICATIONS, INC.
          Balance Sheet as of September 30, 1999...........................  F-2
          Statement of Operations for the Period from Inception
            (March 15, 1999) through September 30, 1999....................  F-3
          Statement of Operations for the Three Months Ended
            September 30, 1999.............................................  F-4
          Statement of Cash Flows for the Period from Inception
            (March 15, 1999) through September 30, 1999....................  F-5
          Notes to Financial Statements....................................  F-6

          ICM COMMUNICATIONS INTEGRATION, INC. ("ICM")
          Balance Sheets as of December 31, 1998 and
            September 30, 1999
          Statements of Operations for the Nine Months Ended
            September 30, 1998 and 1999
          Statements of Operations for the Three Months Ended
            September 30, 1998 and 1999
          Statements of Cash Flows for the Nine Months Ended
            September 30, 1998 and 1999
          Notes to Financial Statements

          DMA VENTURES, INC., dba ACCESS COMMUNICATIONS ("ACCESS") Balance Sheets as of December 31, 1998 and
            September 30, 1999
          Statements of Operations for the Nine Months Ended
            September 30, 1998 and 1999
          Statements of Operations for the Three Months Ended
            September 30, 1998 and 1999
          Statements of Cash Flows for the Nine Months Ended
            September 30, 1998 and 1999
          Notes to Financial Statements


           (The Financial Statements of ICM and Access are incorporated by reference to the Company's Current Report on Form 8-K dated December 9, 1999.)

                         PENTASTAR COMMUNICATIONS, INC.

                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $  6
  Prepaid offering costs....................................    92
  Other prepaids............................................     6
                                                              ----
          Total assets......................................  $104
                                                              ==-=

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Related party borrowings....................................  $ 86
Related party payables......................................    26
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock, par value, $.0001 per share;
     3,417,960 shares authorized, 3,129,997 outstanding.....    --
  Retained earnings (deficit)...............................    (8)
                                                              ----
          Total shareholders' equity (deficit)..............    (8)
                                                              ----
          Total liabilities and shareholders' equity
         (deficit)..........................................  $104
                                                              ====

  The accompanying notes to financial statements are an integral part of this balance sheet.

                         PENTASTAR COMMUNICATIONS, INC.

                            STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                           THROUGH SEPTEMBER 30, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

Revenue.....................................................   $       --
                                                               ----------
Costs and Expenses
  General and administrative expenses.......................            7
                                                               ----------
          Loss from operations..............................           (7)
                                                               ----------
Other Expenses
  Interest expense.........................................             1
                                                               ----------
                                                                        1
                                                               ----------
Net Loss....................................................   $       (8)
                                                               ==========
Earnings Per Share -- Basic and Diluted:
  Net income (loss) from continuing operations per share....   $       --
                                                               ==========
  Shares used in computing net income per share.............    3,129,997
                                                               ==========

  The accompanying notes to financial statements are an integral part of this statement.

                         PENTASTAR COMMUNICATIONS, INC.

                            STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

Revenue.....................................................   $       --
                                                               ----------
Costs and Expenses
  General and administrative expenses.......................            5
                                                               ----------
          Loss from operations..............................           (5)
                                                               ----------
Other Expenses
  Interest expense.........................................             1
                                                               ----------
                                                                        1
                                                               ----------
Net Loss....................................................   $       (6)
                                                               ==========
Earnings Per Share -- Basic and Diluted:
  Net income (loss) from continuing operations per share....   $       --
                                                               ==========
  Shares used in computing net income per share.............    3,129,997
                                                               ==========

  The accompanying notes to financial statements are an integral part of this statement.

                         PENTASTAR COMMUNICATIONS, INC.

                            STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                           THROUGH SEPTEMBER 30, 1999

                                 (IN THOUSANDS)
                                  (UNAUDITED)

Cash Flows from Operating Activities:
  Net loss..................................................   $ (8)
Adjustments to reconcile net loss to net
  cash used by operating activities-
    Increase in other prepaids..............................     (6)
    Increase in prepaid offering costs......................    (92)
    Increase in related party payables......................     26
                                                               ----
          Net cash used by operating activities.............    (80)
                                                               ----
Cash Flows from Financing Activities:
  Proceeds from related party borrowings....................     86
                                                               ----
          Net cash provided by financing activities.........     86
                                                               ----
Net Increase in Cash and Cash Equivalents...................      6
Cash and Cash Equivalents, beginning of period..............     --
                                                               ----
Cash and Cash Equivalents, end of period....................   $  6
                                                               ====

     The accompanying notes to financial statements are an integral part of this statement.

                         PENTASTAR COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BUSINESS AND ORGANIZATION

     PentaStar Communications, Inc., a Delaware corporation ("PentaStar" or the "Company"), was founded in March 1999, to become a multi-regional company to design, sell and facilitate the installation and usage of communications services for small and medium-size business customers. On October 26, 1999 PentaStar acquired two U.S. businesses (the "Acquired Companies") and completed an initial public offering (the "Offering") of its common stock. Subsequent to the Offering, PentaStar intends to continue to acquire companies to expand its operations. See Note 6 -- Subsequent Events.

     As of September 30, 1999 PentaStar had not conducted any operations, and all activities to date related to organizing PentaStar, developing PentaStar's business plan, management and corporate structure, pursuing the acquisitions of the Acquired Companies and activities in connection with the Offering. All expenditures of the Company to date were funded by loans from related parties. Upon completion of the acquisitions of the Acquired Companies and the Offering, the ability of PentaStar to generate future operating revenues is dependent upon PentaStar's ability to manage the effect on the combined company of changes in demand for communications services and the effect of business growth, including the availability of key personnel.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation - Interim Financial Information

     The financial statements as of and for the three months ended September 30, 1999 and for the period from inception (March 15, 1999) through September 30, 1999, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for these periods. The results of operations for interim periods are not necessarily indicative of the results that my be expected for the entire year.

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  Income Taxes

     Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using current enacted tax rates. The provision for income taxes includes the amount due for the current period and the change in deferred taxes between periods.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is as amended by SFAS No. 137. The Company is required to adopt SFAS No. 133 in the year ended December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities. The Company has not evaluated the impact of adopting SFAS No. 133.

(3) SHAREHOLDERS' EQUITY

  Common Stock

     PentaStar increased the number of authorized shares of common stock to 3,417,960 shares of common stock by effecting a 3,417.96-for-1 stock split in October 1999, for each share of common stock then outstanding. The effects of the stock split and the increase in the shares of authorized common stock have been retroactively reflected in these financial statements.

                         PENTASTAR COMMUNICATIONS, INC.

                                  (UNAUDITED)

     In connection with the organization and initial capitalization of PentaStar, the Company issued 3,129,997 shares (as restated for the 3,417.96-for-1 stock split) of common stock for $1,123. See Note 6 -- Subsequent Events.

(4) RELATED-PARTY TRANSACTIONS

  Borrowings

     At September 30, 1999, related-party borrowings consisted of the following:

Notes payable to BACE Investments, LLC, Denver, Colorado;
  interest at 5.0% per annum; due on the earlier of the
  initial public stock offering of PentaStar or December 31,
  2000......................................................  $86
                                                              ===

     The carrying amount of the notes approximates their fair value due to their short-term nature. Immediately prior to commencement of the Offering, PentaStar issued 86 shares of Series A preferred stock to BACE Investments as payment in full of the principal amount of the notes. BACE Investments, LLC is the largest shareholder of the Company.

  Payables

     The Company leases office space from BACE Real Estate, LLC pursuant to a 36-month term agreement commencing September 1, 1999. BACE Real Estate, LLC is an affiliate of BACE Investments, LLC. As of September 30, 1999 the Company owed $3,000 to BACE Real Estate.

     The Company is a party to a consulting agreement with BIBD, LLC, a venture between BACE Industries, LLC (an affiliate of BACE Investments, LLC) and Black Diamond Capital, LLC (a significant shareholder of the Company). Under the agreement, BIBD assists in identifying potential acquisition candidates and other financial consulting. The agreement commenced on September 1, 1999 and provides for payment of a monthly fee that varies depending on PentaStar's annualized revenues and reimbursement of defined expenses. As of September 30, 1999, the Company owed approximately $23,000 to BIBD.

(5) PREPAID OFFERING COSTS

     At September 30, 1999, prepaid offering costs are comprised of amounts prepaid to third parties in connection with the Offering.

                         PENTASTAR COMMUNICATIONS, INC.

                                  (UNAUDITED)


(6) SUBSEQUENT EVENTS

     On October 26, 1999 the Company successfully completed the Offering. The Offering resulted in the sale of 1,297,845 shares of the common stock, resulting in proceeds of approximately $11,700,000, net of underwriting discounts. These proceeds will be used to pay costs related to the Offering; to finance the acquisitions of the Acquired Companies; to make other complementary acquisitions or investments; and for working capital, systems investment and other general corporate purposes.

     The aggregate consideration paid by PentaStar to acquire the Acquired Companies was approximately $2,423,000 in cash and 370,000 shares of common stock. The cash portion of the consideration is subject to adjustment based upon certain closing balance sheet amounts. In addition, the principal shareholder of ICM and the principal shareholder of Access each entered into escrow and contingent stock agreements with PentaStar on closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interests in ICM and Access. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company will receive back from escrow all, some or none of the shares he placed in escrow. In addition, based again upon the relative earnings performance of the acquired company, that shareholder may receive additional shares of common stock from PentaStar. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the acquired companies. We expect that the owners who manage other agent companies that we acquire will be required to receive the majority of the purchase price in PentaStar common stock and place into escrow from 25% to 50% of their PentaStar common stock pursuant to similar arrangements.

     In addition, the Company has entered into employment agreements with a key executive of ICM and a key executive of Access. These employment agreements generally prohibit such individuals from disclosing confidential information and trade secrets and restrict such individuals from competing with the Company for a period of one to two years following termination of employment. The initial term of these employment agreements is the earlier of a change in control of PentaStar as defined in those agreements or five years.

     Subsequent to the acquisitions of the Acquired Companies and the Offering, the Company has 4,797,842 shares of common stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "believes" and "intends" or other similar words. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in the Company's Registration Statement on Form SB-2 (No. 333-85281) under the heading "Risk Factors" and include:

     - The Company's lack of combined operating history and its untested business model.

     - The Company's success in carrying out its acquisition strategy.

     - The Company's reliance on regional bell operating companies and other service providers for communications services.

     - The Company's ability to increase revenues from service providers other than local access service providers.

     Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date hereof and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PENTASTAR COMMUNICATIONS, INC.

     The following discussion and analysis of financial condition and results of operations of PentaStar should be read in conjunction with the financial statements as of September 30, 1999 and for the period from inception (March 15, 1999) through September 30, 1999, included in Part I, Item 1 to this Form 10-QSB, which provide additional information regarding financial condition and operating results.

     PentaStar was incorporated on March 15, 1999 under Delaware law. PentaStar's activity through September 30, 1999 consisted of:

     - organizing PentaStar;

     - developing PentaStar's business plan, management and corporate structure;

     - pursuing the acquisitions of the Acquired Companies;

     - conducting activities in connection with the Offering.

     As of September 30, 1999 PentaStar itself has not engaged in any business operations and has not generated any revenues. Upon the closing of the acquisitions of the Acquired Companies and the Offering, PentaStar commenced its business operations as a communications services agent. PentaStar intends to acquire other communications services agents and through these acquired agents, PentaStar will design, procure and facilitate the installation and use of communications services solutions that best meet customers' specific requirements and budgets.

     On October 26, 1999, the Company successfully completed its initial public offering. The Offering resulted in the sale of 1,297,845 shares of its common stock, resulting in proceeds of approximately $11,700,000, net of underwriting discounts. Immediately prior to the Offering, PentaStar completed the acquisitions of the Acquired Companies. The aggregate consideration that was paid by PentaStar to acquire the Acquired Companies was approximately $2,423,000 in cash and 370,000 shares of PentaStar's common stock. The cash portion of the consideration is subject to adjustment based upon certain closing balance sheet amounts. In addition, the principal shareholder of ICM and the principal shareholder of Access each entered into escrow and contingent stock agreements with PentaStar on closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interests in ICM and Access. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company will receive back from escrow all, some or none of the shares he placed in escrow. In addition, based again upon the relative earnings performance of the acquired company, that shareholder may receive additional shares of common stock from PentaStar. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the acquired companies. We expect that the owners who manage other agent companies that we acquire will be required to receive the majority of the purchase price in PentaStar common stock and place into escrow from 25% to 50% of their PentaStar common stock pursuant to similar arrangements.


   Results of Operations

     PentaStar is located in Denver, Colorado and has not engaged in any business operations and has not generated any revenues. Upon the closing of the acquisitions of the Acquired Companies and the Offering, PentaStar will be the parent company of the Acquired Companies. PentaStar incurred general and administrative expenses of approximately $7,000 and $5,000 for the period from inception (March 15, 1999) through September 30, 1999 and for the three months ended September 30, 1999, respectively. These expenses consist of rent and other general and administrative expenses.

     Interest expense of approximately $1,000 was incurred in the three months ended September 30, 1999 related to the related-party borrowings discussed in the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Liquidity and Capital Resources

     Since March 15, 1999, PentaStar has issued promissory notes to BACE Investments, LLC for funds loaned by BACE Investments, LLC to PentaStar for its use to pay expenses associated with the organization of PentaStar, the acquisitions of the Acquired Companies and the Offering. The notes bear interest at 5% per annum and are payable upon completion of the Offering. At September 30, 1999, the outstanding principal amount of the notes was $86,000. Subsequent to September 30, 1999 and immediately prior to the Offering, PentaStar issued 86 shares of Series A preferred stock to BACE Investments, LLC as payment in full of the principal amount of the notes. BACE Investments, LLC is the largest shareholder of PentaStar.

     On October 26, 1999, PentaStar successfully completed its initial public offering. The Offering resulted in the sale of 1,297,845 shares of its common stock, resulting in proceeds of approximately $11,700,000, net of underwriting discounts. These proceeds will be used to:

     - pay costs related to the Offering;

     - finance the acquisitions of the Acquired Companies;

     - make other complementary acquisitions or investments, and

     - fund working capital, systems investment and other general corporate purposes.

     Immediately prior to the Offering, PentaStar completed the acquisitions of the Acquired Companies. The aggregate consideration that was paid by PentaStar to acquire the Acquired Companies was approximately $2,423,000 in cash and 370,000 shares of PentaStar's common stock. The cash portion of the consideration is subject to adjustment based upon certain closing balance sheet amounts.

     PentaStar intends to fund future acquisitions through the proceeds of the Offering, the issuance of common stock, and internally generated cash flow.

     As of September 30, 1999 and upon completion of the Offering, PentaStar will have no outstanding debt. PentaStar believes it will be able to obtain a working capital line of credit or other debt financing following completion of the Offering. However, PentaStar may not be able to obtain this financing, or, if available, the terms of the financing may not be favorable to the Company or the shareholders without substantial dilution of ownership rights.

     PentaStar anticipates that the net proceeds from the Offering and cash flow from operations will be sufficient to satisfy the Company's anticipated cash requirements for the 12-month period following the Offering. PentaStar will likely require additional equity or debt financing beyond that period. PentaStar has not yet identified any sources of long-term liquidity.

YEAR 2000 RISKS

     Many software applications and computer hardware and related equipment and systems that use embedded technology, such as microprocessors, rely on two digits rather than four to represent years in performing computations and decision-making functions. These programs, hardware items and systems may fail beginning on January 1, 2000, or earlier, because they misinterpret "00" as the year 1900 rather than 2000. These failures could have a material effect on the Company because of the Company's direct dependence on its own software, equipment and systems and the indirect dependence on those of third parties. The Company's year 2000 program has consisted of the following phases and is 98% complete:

     o identifying all items that may be affected by the year 2000;

     o investigating those items for year 2000 compliance;

     o assessing the potential impact of year 2000 non-compliance;

     o identifying solutions for non-compliant items;

     o repairing and replacing any non-compliant items;

     o testing those repairs and replacements; and

     o contingency planning.

     Although the Company followed the general steps outlined above, the Company does not consider preparation and maintenance of formal inventories and risk rankings, detailed test plans and documentation of results as being necessary because of the small number of information technology systems the Acquired Companies use.

     The Acquired Companies maintained their own year 2000 programs prior to their acquisition by PentaStar. PentaStar has not conducted any operations. Subsequent to the Offering, PentaStar is utilizing computer software and hardware. As PentaStar will be acquiring new software and hardware, management anticipates all software and hardware purchased will be year 2000 compliant.

     The Acquired Companies have contacted their primary service provider, U S WEST, and have obtained representations and assurances that its hardware, embedded technology systems and software, which the Acquired Companies use or which may otherwise impact the Acquired Companies, has been or will be modified on a timely basis to be year 2000 compliant. The Company does not believe that any other third parties utilized will have a significant impact on operations based upon year 2000 compliance issues.

     All of the systems the Acquired Companies currently use include "off the shelf" software which can easily be replaced. After the acquisitions of ICM and Access, the Company is replacing some of their financial and other computer systems in order to obtain internal consistency. Some systems that are being replaced as a result of these inconsistencies are not year 2000 compliant. The Company will replace these systems prior to December 31, 1999.

     The Company estimates that the costs of the year 2000 programs of the Acquired Companies will be less than $20,000.

     If the Company identifies significant risks related to year 2000 compliance or if progress deviates from the anticipated program, the Company will develop contingency plans as necessary.

     The Company does not anticipate any material adverse effect to the business from year 2000 failures, but the Company can offer no guarantee that the Company will achieve total compliance. Factors that give rise to this uncertainty include the Company's possible failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company and a possible loss of technical resources to perform the work.

     The Company's most likely worst-case year 2000 non-compliance scenarios are:

     o an interruption in the ability to collect amounts due from U S WEST and other vendors;

     o loss of sales due to customers focusing on year 2000 issues rather than new communications services;

     o loss of accurate accounting records;

     o loss of phone service; and

     o office equipment failures.

     Depending on the length of any non-compliance or system failure, any of these situations could have a material adverse impact on the Company's ability to serve customers in a timely manner and result in lost business and revenues or increased costs. This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as that Act defines those terms.

ACQUIRED COMPANIES

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of ICM and Access are incorporated by reference to those sections in the Company's Current Report on Form 8-K dated December 9, 1999.

                                    PART II

ITEM 2.   CHANGES IN SECURITIES.

     (a)(c) On October 20, 1999 PentaStar issued 86 shares of Series A preferred stock to BACE Investments, LLC ("BACE") as payment in full of the principal amount of notes payable to BACE. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2). BACE is an accredited investor. In addition, the disclosure in paragraphs 3 and 5 in Item 26 of Part II of the Company's Registration Statement on Form SB-2 (Registration number 333-85281) is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are incorporated by reference to the documents indicated which have previously been filed with the Securities and Exchange Commission.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
          2.1*           -- Agreement and Plan of Merger dated August 13, 1999 among
                            PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA
                            Ventures, Inc. and its principal shareholder, Jeffrey A.
                            Veres.
          2.2*           -- Agreement and Plan of Merger dated August 13, 1999 among
                            PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM
                            Communications Integration, Inc. and the shareholders of
                            ICM Communications Integration, Inc.
          3.1*           -- Form of Restated Certificate of Incorporation.
          3.2*           -- Form of Restated Bylaws.
          4.1*           -- Specimen stock certificate representing shares of common stock of PentaStar Communications, Inc.
          4.2*           -- Form of Warrant for the purchase of common stock to be
                            issued to the representatives upon the closing of this
                            offering.
         10.1*           -- PentaStar Communications, Inc. Stock Option Plan.
         10.2*           -- Strategic Agent Sales Agreement by and between U S WEST
                            Communications, Inc. and Access Communications dated
                            February 15, 1998, as amended by memorandum dated March
                            24, 1999.
         10.3*           -- Strategic Agent Sales Agreement by and between U S WEST
                            Communications, Inc. and ICM Communications Integration,
                            Inc. dated February 13, 1998, as amended by memorandum
                            dated March 24, 1999.
         10.4*           -- Consulting Agreement effective September 1, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and BIBD, LLC.
         10.5*           -- Employment and Noncompetition Agreement entered into as of August 13, 1999 between PentaStar Communications, Inc.
                            and Jeffrey A. Veres.
         10.6*           -- Form of Principal Stockholder's Escrow and Contingent
                            Stock Agreement among PentaStar Communications, Inc., OC
                            Mergerco 1, Inc. and Jeffrey A. Veres.
         10.7*           -- Form of Principal Stockholder's Escrow and Contingent
                            Stock Agreement among PentaStar Communications, Inc., OC
                            Mergerco 2, Inc. and Dennis W. Schillinger.
         10.8*           -- Lease Agreement between BACE Real Estate, LLC and
                            PentaStar Communications, Inc.
         10.9*           -- Stock Purchase Agreement dated March 31, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and Robert S. Lazzeri and Lock-up
                            Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         10.10*          -- Stock Purchase Agreement dated March 31, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and Black Diamond Capital, LLC and
                            Lock-up Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.11*          -- Stock Purchase Agreement dated March 31, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and Jeffrey A. Veres and Lock-up
                            Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.12*          -- Lock-up Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.13*          -- Business Lease dated April 10, 1996 between Jeffrey and
                            Linda Veres and DMA Ventures, Inc. (dba Access
                            Communications) and First Amendment to Lease dated August
                            13, 1999.
         10.14*          -- Form of Escrow Agreement among BACE Investments, LLC,
                            Black Diamond Capital, LLC, PentaStar Communications,
                            Inc., Schneider Securities, Inc. and American Securities
                            Transfer & Trust, Inc.
         27.1            -- Financial Data Schedule.
         99.1**          -- Current Report on Form 8-K dated December 9, 1999.

---------------

 * Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-85281).

** Incorporated by reference from the Company's Current Report on Form 8-K dated
   December 9, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 1999.


                                        PENTASTAR COMMUNICATIONS, INC.

                                        By:  /s/ David L. Dunham
                                            -----------------------------------
                                                 David L. Dunham
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
          2.1*           -- Agreement and Plan of Merger dated August 13, 1999 among
                            PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA
                            Ventures, Inc. and its principal shareholder, Jeffrey A.
                            Veres.
          2.2*           -- Agreement and Plan of Merger dated August 13, 1999 among
                            PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM
                            Communications Integration, Inc. and the shareholders of
                            ICM Communications Integration, Inc.
          3.1*           -- Form of Restated Certificate of Incorporation.
          3.2*           -- Form of Restated Bylaws.
          4.1*           -- Specimen stock certificate representing shares of common stock of PentaStar Communications, Inc.
          4.2*           -- Form of Warrant for the purchase of common stock to be
                            issued to the representatives upon the closing of this
                            offering.
         10.1*           -- PentaStar Communications, Inc. Stock Option Plan.
         10.2*           -- Strategic Agent Sales Agreement by and between U S WEST
                            Communications, Inc. and Access Communications dated
                            February 15, 1998, as amended by memorandum dated March
                            24, 1999.
         10.3*           -- Strategic Agent Sales Agreement by and between U S WEST
                            Communications, Inc. and ICM Communications Integration,
                            Inc. dated February 13, 1998, as amended by memorandum
                            dated March 24, 1999.
         10.4*           -- Consulting Agreement effective September 1, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and BIBD, LLC.
         10.5*           -- Employment and Noncompetition Agreement entered into as of August 13, 1999 between PentaStar Communications, Inc.
                            and Jeffrey A. Veres.
         10.6*           -- Form of Principal Stockholder's Escrow and Contingent
                            Stock Agreement among PentaStar Communications, Inc., OC
                            Mergerco 1, Inc. and Jeffrey A. Veres.
         10.7*           -- Form of Principal Stockholder's Escrow and Contingent
                            Stock Agreement among PentaStar Communications, Inc., OC
                            Mergerco 2, Inc. and Dennis W. Schillinger.
         10.8*           -- Lease Agreement between BACE Real Estate, LLC and
                            PentaStar Communications, Inc.
         10.9*           -- Stock Purchase Agreement dated March 31, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and Robert S. Lazzeri and Lock-up
                            Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.10*          -- Stock Purchase Agreement dated March 31, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and Black Diamond Capital, LLC and
                            Lock-up Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.11*          -- Stock Purchase Agreement dated March 31, 1999 between
                            Optimal Communications, Inc. (nka PentaStar
                            Communications, Inc.) and Jeffrey A. Veres and Lock-up
                            Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.12*          -- Lock-up Agreement dated October 8, 1999 among PentaStar
                            Communications, Inc., Schneider Securities, Inc., BACE
                            Investments, LLC, Black Diamond Capital, LLC, Robert S.
                            Lazzeri and Jeffrey A. Veres.
         10.13*          -- Business Lease dated April 10, 1996 between Jeffrey and
                            Linda Veres and DMA Ventures, Inc. (dba Access
                            Communications) and First Amendment to Lease dated August
                            13, 1999.
         10.14*          -- Form of Escrow Agreement among BACE Investments, LLC,
                            Black Diamond Capital, LLC, PentaStar Communications,
                            Inc., Schneider Securities, Inc. and American Securities
                            Transfer & Trust, Inc.
         27.1            -- Financial Data Schedule.
         99.1**          -- Current Report on Form 8-K dated December 9, 1999.

---------------

 * Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-85281).

** Incorporated by reference from the Company's Current Report on Form 8-K dated
   December 9, 1999.