Form 10KSB40
period 1999-12-31
PENTASTAR COMMUNICATIONS INC
filed 2000-03-30
CIK 1093221

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-KSB

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27709

                             ---------------------

                         PENTASTAR COMMUNICATIONS, INC.
          (Name of Small Business Issuer as Specified in Its Charter)

                   DELAWARE                                      84-1502003
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

        1522 BLAKE STREET, DENVER, CO                              80202
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (303) 825-4400
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                             ---------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]     No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues were $694,000 for the period from inception (March 15, 1999) through December 31, 1999

     As of March 24, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $46,735,848

     The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of March 24, 2000 was 4,834,132

     Transitional Small Business Disclosure Format (check one):  Yes  No  [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PENTASTAR COMMUNICATIONS, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Description of Business.....................................    1
Item 2.    Description of Property.....................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   14

                                   PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....   15
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
Item 7.    Financial Statements........................................   23
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   23

                                  PART III
Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange
           Act.........................................................   24
Item 10.   Executive Compensation......................................   24
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   24
Item 12.   Certain Relationships and Related Transactions..............   24
Item 13.   Exhibits and Reports on Form 8-K............................   24

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in Item 1 of this Form 10-KSB and the Company's Registration Statement on Form SB-2 (Registration No. 333-85281) under the heading "Risk Factors" and include:

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     PentaStar Communications, Inc., a Delaware corporation, was founded on March 15, 1999, to become a multi-regional communications services agent for small to medium-size business customers. Prior to October 26, 1999, PentaStar had not conducted any operations, and all of our activities were related to the organization of PentaStar, the acquisitions described below and our initial public offering of common stock (the Offering). On October 26, 1999, PentaStar, through wholly-owned subsidiaries, acquired DMA Ventures, Inc., dba Access Communications (Access) and ICM Communications Integration, Inc. (ICM) (together, the Acquired Companies) and completed the Offering. References in this annual report on Form 10-KSB to "PentaStar," the "Company," "we," "us," and "our" refer to PentaStar, ICM and Access on a combined basis, unless the context otherwise indicates.

     On October 26, 1999, PentaStar commenced business operations as a communications services agent. PentaStar designs, procures and facilitates the installation and use of communications and Internet services for small to medium-size businesses that generally cannot afford in-house communications management resources. Our goal is to provide our customers with a comprehensive communications solution, utilizing the infrastructure of existing communications service providers. By analyzing and selecting from a variety of available communications service providers and technologies, other than for local access where we primarily offer regional bell operating company (RBOC) service, we provide our customers with a custom-designed, cost-effective solution for local access, long distance, wireless and Internet services for voice and data communications services. As the communications industry becomes increasingly complex, we believe our services will become more valuable to our customers.

     PentaStar has and will continue to enter into agent relationships with long distance, wireless and Internet service providers that will expand the available services offered by agents acquired by PentaStar.

     We service customers in a broad range of industries, including retail, wholesale, manufacturing, service, distribution and professional services. Some of the major benefits we provide our customers are:

     - assistance in sorting through the abundance of confusing technology options;

     - management of the ordering and installation of communications services;

     - more effective and timely responses to problems encountered with communications service providers than can generally be obtained by an individual customer;

     - ongoing evaluation of new solutions that could better suit the future communications needs of our customers;

     - development and maintenance of customer-specific databases that allow us to better apply our knowledge and experience to each customer's communications needs; and

     - payment of most of our fees by the communications service provider.

We believe that we offer compelling reasons for communications service providers to view us as a strategic partner. Those reasons are as follows:

     - we are an effective sales force for our service providers, with a competitive, cost effective and variable cost solution for them;

     - we provide the ability to retain customers and increase revenues from customers;

     - we provide a professional staff to handle the installation of services and ongoing interface between the customer and the service provider;

     - we can sell into markets that may not be economical for the service providers to support directly; and

     - we can act as a sales agent for communications services that some service providers, the RBOCs in particular, are prohibited by law from offering. This provides their customers with a complete communications solution.

     ICM was formed in 1990 as a division of International Communications Management, Inc., a corporation that provided training for communications service providers. ICM was formed to provide communications consulting and sell communications services to small to medium-size businesses. In January 1995, the ICM division was spun-off into a separate corporation owned by International Communications Management, Inc. In July 1997, ICM was spun-off as a separate corporation to the shareholders of International Communications Management, Inc. ICM has been a U S WEST Communications, Inc. (U S WEST) agent since 1991. Approximately 99% of ICM's 1999 and 1998 revenues were from commissions paid by U S WEST. The balance was comprised of revenues from the sale of long distance and Internet services procured from a former affiliate of ICM. ICM has sold U S WEST's local access service since 1991, and has marketed U S WEST's wireless services since December 1998 and U S WEST's Internet services since January 1998. ICM has offered Qwest long distance services since October 1998 and AT&T long distance services since April 1999. In June 1998, ICM began offering Epoch Internet services.

     Access was formed in 1995 by Jeffrey A. Veres. Originally, Access acted as an agent for U S WEST and sold local area network and wide area network hardware for computer systems in the Denver, Colorado metropolitan area. In April 1999, Access discontinued its hardware business to focus on selling U S WEST's communications services. Access has been a U S WEST agent since 1995. All of Access' 1999 and 1998 agent revenues were from commissions paid by U S WEST. Access has recently begun offering Qwest long distance services and is developing other service provider relationships. Access has sold U S WEST's local access services since 1995, and has marketed U S WEST's wireless services since December 1998 and U S WEST's Internet services since January 1998. Access has been an agent for Qwest long distance services since January 1999.

     We also intend to acquire additional communications services agents in other major metropolitan areas. We have formed PentaStar Internet, Inc., a wholly-owned subsidiary, to acquire Internet service providers, or ISPs in small, high-growth areas. Our goal is to use the staff and customer relationships of ISPs we may acquire to implement comprehensive local access, long distance, wireless and Internet solutions for customers in these small markets. Currently, we are focusing our resources on acquiring communications services agents rather than ISPs.

RECENT DEVELOPMENTS

     On February 18, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Bell Atlantic's 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Bell Atlantic, Bell South, Southwestern Bell and Sprint. Approximately 75% and 71% of UST's revenues were from commissions paid from Bell Atlantic, in 1999 and 1998, respectively. The purchase price consideration consisted of $182,000 in cash paid at closing, the issuance of 5,980 shares of the Company's common stock and the assumption of approximately $2,500,000 of liabilities. The Company also assumed the on-going obligations under various agreements relating to the acquired assets.

     On February 18, 2000, the Company signed a definitive agreement to acquire the assets of Eastern Telecom, Inc. ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The acquisition of the assets of ETI is contingent upon receipt of the approval of the shareholders of VSI Enterprises, Inc., which is the parent company of ETI. Terms of the definitive agreement provide for a purchase price for the assets to consist of approximately $2,100,000 in cash, the issuance of the Company's common stock with a fair market value of $950,000 and the assumption of certain liabilities at closing. In addition, there is a potential earnout payment based upon the combined earnings of ETI and UST for the year ending December 31, 2000.

     On February 22, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of NCI Communications, Inc. ("NCI"). NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has carrier agreements with Qwest, AT&T and GST Telecom. NCI is owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. The purchase price paid for the assets consisted of cash of $10,000 and the cancellation of a $601,000 note receivable from NCI to the Company.

     On March 17, 2000, the Company completed the acquisition of the assets of ParTel Communications, Inc. (ParTel). ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST and sells primarily high-end, data-oriented products. Historically, all of ParTel's revenues have been generated from commissions paid from U S WEST. The purchase price consideration consisted of $519,000 in cash paid at closing and the issuance of 30,310 shares of the Company's common stock. At the time the acquisition of ParTel was consummated, the Company loaned $500,000 (interest at the prime rate plus 1%) to a corporation controlled by the former shareholders of ParTel. The loan will be due not later than December 31, 2001, and is personally guaranteed by the former shareholders. In addition, there is a potential earnout payment based upon the adjusted earnings of ParTel for the year ending December 31, 2000.

OUR STRATEGY

     Our objective is to be a leading multi-regional provider of custom-designed communications solutions to small and medium-size businesses. Our strategy to achieve this objective is to:

  Provide Comprehensive Communications Solutions

     We offer comprehensive communications solutions by providing customers with the benefit of our independent analysis of multiple technologies and pricing plans, except in local access where we work primarily with RBOCs with whom we have or may establish agency relationships. In addition to selling basic communications services, our focus is to provide solutions for more complex, high-end data-oriented products or advanced communications services such as Frame Relay or ATM services. We believe that by purchasing a package of local access, long distance, wireless and Internet services from one communications service provider, the customer may not have the opportunity to choose the solutions that best meet its communications needs. By engaging our services, the customer is able to select different providers for each type of service to best meet its needs.

     We will continue to establish technology experts to analyze existing and developing communications services technologies. We will continue to evaluate changing pricing programs of various service providers. We will continue to seek technology and pricing solutions that best address the needs of our customers. This assists our field sales personnel in customizing the services that we recommend for each customer.

  Grow Through Acquisitions

     We intend to build a multi-regional presence in the communications market by acquiring RBOC agents in major metropolitan areas and, as appropriate opportunities become available, ISPs in small, high growth areas. We strive to acquire companies that are well managed, have a strong customer base, are profitable and would benefit from the additional resources that we intend to provide. Our goal is to structure these acquisitions so that the owners who manage the on-going business of each acquired agent receive a significant amount of their portion of the purchase price in our common stock.

     We believe the agents and ISPs we target for acquisition will be attracted to, and benefit from, the opportunity to join us because we plan to offer them:

     - shared systems, administration and infrastructure support;

     - lower costs resulting from planned economies of scale;

     - improved commission structures resulting from aggregating sales;

     - availability of multiple long distance, wireless and Internet options;

     - access to on-going analysis of available communications and Internet technologies and pricing plans;

     - access to other acquired companies' "best practices" models;

     - greater access to capital for future growth;

     - add-on sales to local operations of regional customers; and

     - consolidated order entry and processing.

  Increase Revenues of Acquired Companies

     We intend to increase revenues of agents and ISPs we acquire as follows:

          Introduce New Agent Services. The agents we have acquired and the agents we intend to acquire primarily sell local access services for RBOCs. We currently sell and will continue to sell Internet services, long distance and wireless for voice and data communications through other agent relationships. This will enable our customers to use PentaStar as the one resource for all their communications needs.

          Increase Revenues Through Commission Strategies. As a result of creating a larger organization, our commission rates have been enhanced by meeting volume minimums in some existing commission contracts. We have and expect to continue to negotiate more favorable commission arrangements than are available to individual agents. We believe the impact of this strategy will increase as we grow.

          Enhance Selling and Advertising Efforts. We continue to expect to attract new customers by increasing our direct selling and advertising efforts. We continue to accomplish this in part by allowing the managers of acquired agents and ISPs to have more time to focus on selling as a result of relieving them of the administrative functions that will be consolidated into our headquarters or regional centers. We believe advertising has not been used in any significant way by agents or small ISPs. We have provided management assistance and financial resources to implement a significant advertising program. We have also developed marketing materials and presentations to be used by management and the sales personnel of our agents and ISPs.

          Sell Communications Services Through ISP Sales Channel. We believe the limited population of small markets makes it more difficult for communications service providers to justify a local sales presence. If we acquire ISPs, we believe we could increase our revenues by utilizing the sales force of these ISPs to sell providers' local access, long distance and wireless services for voice and data communications to business subscribers of the ISPs. These ISPs would offer a unique sales channel for us to serve small markets, in addition to providing us with the value of their Internet business.

  Utilize our Size to Increase Efficiencies in the Operating Regions

     We have and will continue to consolidate functions that are not critical to control at the local level into our corporate headquarters. These functions include human resources, information systems, legal services and tax matters. Additionally, we have and will continue to consolidate some aspects of accounting, order processing and after-sales management into regional centers to be established at designated local sites. The purchasing of insurance, supplies, equipment and certain external services are being managed from our corporate headquarters. Also, we expect to aggregate the service provider traffic of any ISP we acquire onto a unified Internet connection, which we believe should result in lower access costs to us.

  Implement a Best Practices Program

     The agents we have acquired are operating with a high degree of autonomy in their regions, which we expect to be the case with our other agent and ISP acquisitions. However, we are implementing and will continue to implement a best practices program under which each acquired company will be able to adopt successful business practices developed by our other agents and ISPs. This allows each acquired company to develop a best practices model that works for it. Our corporate management team is actively facilitating this process.

  Create Strong Incentives for Management to Increase Earnings

     We have established two strong incentives for our agent managers, who are generally the former owners of the acquired agents, to increase their region's earnings. The first incentive is the opportunity to earn a greater percentage of the total shares of our common stock issued to acquire the agents based on each agent's future performance. The second incentive is a bonus plan pursuant to which each agent manager may receive a cash bonus of up to 5% of his area's operating earnings before amortization expense. We expect that managers of other agents we acquire and managers of acquired ISPs will also participate in bonus programs based upon their ISPs operating earnings before amortization expense and will also participate in our stock option plan.

INDUSTRY

  The Communications Services Agent Industry

     General. Communications services agents are organizations that are authorized to sell and facilitate the use of communications services of one or more communications service providers. A full-service agent:

     - establishes relationships with customers;

     - assists the customer in analyzing its communications needs;

     - arranges for the communications service providers to provide the customer with the communications services that best suit the customer's needs; and

     - facilitates the installation of communications services by the various communications service providers.

     Agents have been successful in obtaining new sales as a result of existing relationships with customers and potential customers. We believe agents have a sales cost that is competitive with that of the direct sales forces of service providers. By utilizing agents to sell their services, service providers can outsource a difficult and costly function.

     Communications services agents are generally paid a commission by each communications service provider based on a percentage of the customer's cost of services sold by the agent. This commission typically ranges from 7% to 20% of the contract value for an individual agent. It is paid upon either the execution of the contract and installation of the services or pro-rata over the contract's life, depending upon the service provider.

     The communications services agent industry is highly fragmented and characterized by hundreds of local companies with no large national competitors. According to the 1999 MultiMedia Telecommunications Association Market Review and Forecast, the core communications market segments, other than the Internet, in which we compete had sales of $200.6 billion in 1998, which are expected to grow to $283.8 billion by the end of 2002, a 9.0% compound annual growth rate. Sales in these market segments are made directly by service providers and by agents. We are not aware of any data that breaks down these sales between service providers and agents. According to the Telecommunications and Information Highways-Internet Market Report by Paul Budde Communication, the U.S.-based Internet services market was $6.6 billion in 1998 and is expected to grow to $24.7 billion in 2002, a compound annual growth rate of 39.1%. The total market for all services that PentaStar sells was $207.2 billion in 1998 and is projected to grow to $308.5 billion in 2002, a compound annual growth rate of 10.5%.

     Communications service providers include:

     - RBOCs;

     - Competitive local exchange carriers, or CLECs;

     - long distance service providers;

     - wireless service providers; and

     - ISPs.

     Most communications service providers use agents to augment their direct sales force. Generally, communications service providers select agents that they believe have the knowledge and expertise to effectively sell communications services and facilitate the installation process.

     Local Access Market. According to the 1999 MultiMedia Telecommunications Association Market Review and Forecast, local access services revenues, including voice and data were $56.4 billion in 1998 and are expected to reach $70.4 billion by 2002, a 5.7% compound annual growth rate. As a result of its acquisition of Access and ICM, the Company derived approximately $6.6 million, or 98.5%, of its combined revenues in 1998 and approximately $5.4 million, or 98.7%, of its combined revenues in 1999 from this market. We believe the RBOCs have continued to dominate the local access market. The Modified Final Judgment that required the break-up of AT&T and the concurrent FCC decisions that permitted the RBOCs to use affiliated and nonaffiliated entities to act as sales agents on a commission basis for the local telecommunications services offered by the RBOCs, led to the development of agency programs. The Telecommunications Act of 1996, which changed the Modified Final Judgment's line-of-business restrictions, permits the RBOCs to enter the in-region long distance market upon the satisfaction of a statutory checklist of market-opening criteria and other requirements. The Telecommunications Act of 1996 also allows long distance carriers to provide local services in the RBOCs' territories. Large long distance carriers were permitted to offer combined packages of long distance and resold RBOC local services in the states where the RBOC has not received in-region long distance authorization beginning February 8, 1999. These long distance carriers are not permitted to market long distance and RBOC resold local services through a "single transaction," meaning those carriers may not use the same sales agent to market both products to the same customer in the same communication. Also, the long distance carriers may not offer long distance and RBOC resold local exchange services as a bundled package under an integrated pricing schedule. The Telecommunications Act of 1996 also required the RBOCs to allow other communications service providers to interconnect with the RBOC's facilities and equipment. This has made the local access market more competitive.

     We believe that the RBOCs continue to have a distinct competitive advantage in the local access market because they:

     - control the line to customer locations;

     - have an established customer base; and

     - have greater financial and other resources to deploy new technologies.

As the local access market continues to offer greater service choices and face increased competition, we believe that agents which are:

     - cost effective;

     - offer an efficient method of attracting and retaining customers; and

     - have the ability to provide comprehensive communications services will be in demand by both RBOCs and customers.

     Long Distance Market. According to the 1999 MultiMedia Telecommunications Association Market Review and Forecast, long distance revenues were $106 billion in 1998 and are expected to reach $142.6 billion by 2002, a 7.7% compound annual growth rate. As a result of its acquisition of Access and ICM, the Company derived approximately $36,000, or 0.5% of its combined revenues in 1998 and approximately $11,000, or 0.2% of its combined revenues in 1999 from this market. The long distance market is highly price competitive and is dominated by large national companies such as AT&T, MCI/WorldCom, Qwest and Sprint. These large national carriers compete aggressively for market share and most have established agency programs that enhance their overall sales efforts. The RBOCs will also be allowed to offer long distance service upon satisfaction of the statutorily mandated criteria, which determine when the local market has become sufficiently competitive.

     Wireless Market. According to the 1999 MultiMedia Telecommunications Association Market Review and Forecast, the wireless communications services market was $38.2 billion in 1998 and is expected to reach $70.8 billion by 2002, a 16.7% compound annual growth rate. As a result of its acquisition of Access and ICM, the Company derived approximately $4,000, or 0.1% of its combined revenues in 1998 and approximately $24,000, or 0.4% of its combined revenues in 1999 from this market. Although much of the early growth in wireless communications has occurred in the consumer sector, in particular cellular telephones, we believe an increasing share of wireless communications services will be used by business customers in the future.

     The development of personal communication service, or PCS, and its ability to facilitate voice, Internet, e-mail and other wireless services has ushered in the increasing use of wireless technologies for the business market. According to the 1999 MultiMedia Telecommunications Association Market Review and Forecast, the PCS services market was $3.7 billion in 1998 and is expected to reach $16.6 billion in 2002, a 45.4% compound annual growth rate. The integration of computer applications and wireless technologies is anticipated to also fuel future market growth.

     We expect that small to medium-size businesses will increasingly use wireless communications for voice and data applications.

     Internet Services Market. The Internet has grown rapidly since its introduction to the public in the early 1990s, allowing millions of people worldwide to communicate and conduct business electronically. The April 1999 Internet Demographics Survey, conducted by CommerceNet and Neilsen Media Research, estimated the number of Internet users in the United States and Canada at 92 million. According to the Telecommunications and Information Highways-Internet Market Report by Paul Budde Communication, the U.S.-based ISP market was $6.6 billion in 1998 and is expected to grow to $24.7 billion in 2002, a compound annual growth rate of 39.1%. As a result of its acquisition of Access and ICM, the Company derived approximately $62,000, or 0.9% of its combined revenues in 1998 and approximately $40,000, or 0.7% of its combined revenues in 1999 from this market. The growth in the number of Internet users is being fueled by a number of factors, including the increased use of personal computers, the speed and reduction in cost of computer hardware and the increasing importance of the Internet as a means of communication and commerce.

  The Internet Service Provider Industry

     Businesses are becoming more "virtual," which allows individuals to be less concerned with proximity to the office and more concerned with communications and Internet access to the office. The Internet has allowed many businesses and individuals to conduct their business away from the traditional commercial centers to regions and cities that have not previously been viable locations for business. This trend is spurring growth in both Internet users and ISPs, as well as in the use of the Internet for communications.

     ISPs are organizations that offer a range of Internet and World Wide Web-based services to customers. The Internet services market in the areas we are targeting currently consists primarily of basic Internet access. The rapid development and growth of the Internet has resulted in a highly fragmented market. According to the 1999 Boardwatch Directory of Internet Service Providers, there are over 5,000 ISPs in the United States. Most of these ISPs are small and are local businesses. We believe that currently less than 15% of the ISPs have regional or national market coverage. This industry is currently undergoing substantial consolidation.

OUR SERVICES

  Local Access

     We currently act as a sales agent for U S WEST's comprehensive local access services, including basic dial tone and advanced communications services in the Colorado and Northwest regions. As a result of our acquisitions subsequent to December 31, 1999, we are also offering these same services for U S WEST in the Phoenix and Tucson, Arizona market and as a sales agent for Bell Atlantic, Southwestern Bell and Bell South in the Northeast and Mid-Atlantic regions. Basic dial tone services are telephone connections, voice messaging and call management. More advanced communications services we act as a sales agent for include:

     - data transmission oriented services;

     - dedicated high-capacity transmission services;

     - high speed real time communications access, including digital subscriber line, or DSL;

     - packet-based transmission for wide area networks, including frame relay service; and

     - an advanced digital network for data, video, voice and Internet traffic, including ISDN.

  Long Distance

     We currently offer Qwest and AT&T long distance services. Our predecessors have offered Qwest long distance services in the Northwest and Colorado regions since October 1998 and January 1999, respectively and AT&T long distance services in the Northwest region since April 1999. These Northwest region services have been offered utilizing the agent relationships of NCI, an affiliate of ICM, which was acquired by the Company subsequent to December 31, 1999. Our relationships with these long distance providers allow us to offer our customers the pricing, quality and add-on features that they require for their specific long distance communications. As a result of our acquisitions subsequent to December 31, 1999, we are also offering long distance services provided by Sprint in the Northeast and Mid-Atlantic regions.

  Wireless

     We currently offer US WEST's wireless services in the Colorado and Northwest regions. We concentrate on providing our customers with services and capabilities that will allow them to better utilize wireless technology and make this technology an integral part of their voice and data communications strategy. Our predecessors have offered U S WEST's wireless services since December 1998. These wireless services include cellular, paging and integrated voice and data communications services. We provide and will continue to provide our customers with competitive pricing, coverage and access to add-on features.

  Internet

     We currently offer US WEST's Internet services in the Colorado and Northwest regions and, since February 2000, became a Certified Internet Agent for Epoch Internet, a Tier-1 and nationwide ISP. We find that customers are often confused by the process of selecting an ISP, connecting to the ISP and integrating the service into their internal systems. Many ISPs do not provide installation and start-up assistance or assistance in internal cabling and networking for their customers. As a result, the customers must coordinate with local access providers, networking/cabling consultants and the ISP to obtain service. To address this problem, we offer a turnkey solution to our customers through our agent relationships, connection expertise and relationships with networking/cabling companies. Our predecessors have offered U S WEST's Internet services since January 1998. As a result of our acquisitions subsequent to December 31, 1999, we are also offering Internet services provided by Bell Atlantic and North Atlantic Internet in the Northeast and Mid-Atlantic regions.

  Project Management

     The combination of wireless technologies, computer networking integration, telephone system integration and Internet technologies creates significant challenges for small to medium-size businesses attempting to implement an overall communications solution. We believe that some of our customers may benefit from our project management capabilities. We will continue to offer comprehensive communications services, assistance in the selection of hardware and cabling providers, supervision of the installation and integration of all the communications services components and, to a limited extent, the installation of hardware. However, we do not plan to offer computer network implementation. As our size and geographic coverage expand, we believe we will be able to offer project management to customers who have larger, more complex projects requiring significant planning, resource management and coordination.

  Analysis of New Technologies and Developments

     We believe that over the course of the next few years the communications industry will see the introduction and expanded use of a wide range of new technologies and services. These new technologies will include the use of:

     - Internet and wireless technologies for voice and data communications;

     - wireless receptor technologies, such as dish relay, satellite and radio towers and cable networks for communications; and

     - intra-company networks.

     There are also several private companies developing satellite networks that will be used for providing new services and capabilities. Many of these new technologies will be valuable additions to the overall communications strategies of our customers. However, this abundance of new options may add to the confusion our customers face in making their communications choices. We will offer our customers, at no charge, ongoing analysis of these new technologies and services and assist them in their determination of which technologies may be applicable to their needs.

  Our Proposed Internet Services

     The core product expected to be offered by ISPs we may acquire will be dial-up and dedicated access to the Internet. Although individuals typically use slower, less expensive Internet access methods, business customers often benefit from dedicated, high-speed Internet access. We expect to have the ability to procure the communications services necessary to provide our customers with the highest speed access available in a particular market. We also plan to offer e-mail applications, file transfer protocol, World Wide Web hosting, Web design, project management of Web-based services and assistance with electronic commerce. Our goal is to increase the use of these more advanced services by customers of ISPs we may acquire.

  Other Services

     It is not currently common in the agent industry to provide customers with post-sales support beyond installation. Additionally, small to medium-size businesses typically do not have communications departments to deal with post-sales issues. Since post-sales services have not been customarily offered by agents, we do not know whether we can sell these services at a price that is acceptable to the customer and economical to us. To fill this need we may offer to our customers:

     - on-going contract maintenance, including service and billing problem dispute resolution with the communications service provider;

     - 7-day a week emergency assistance for service interruption or degradation;

     - on-going audits and needs analysis to ensure that all services are functioning appropriately;

     - regular audits and analysis of the services in place and the need for new services; and

     - audits of billings and consolidation of billings.

     We believe that providing these additional services may add significant incremental revenues and further strengthen our customer relationships.

SALES AND MARKETING

     Our direct sales efforts are conducted at the local level by our direct sales force. Members of our direct sales team meet face-to-face with prospective customers, discuss their communications needs and use our local project management staff to design a comprehensive package of communications services. We continue to focus on improving our project management staff and capabilities and developing programs to recruit and train motivated sales people with good technical and customer skills. Our goal is to establish a long-term relationship as the customer's total solution provider.

     Our agents also establish additional customer referral relationships by working directly with:

     - interconnect companies;

     - value-added resellers;

     - computer network integrators;

     - telephone system integrators; and

     - ISPs and equipment vendors.

We customarily pay a referral fee to these companies or reciprocate in the sharing of market opportunities.

     In addition, we intend to maintain a comprehensive database for significant customers that will document their communications service plans and providers, historical usage and anticipated future needs. We believe that this database will become a valuable tool for providing enhanced services to these customers.

COMPETITION

  Agent Business

     The market for communications services is extremely competitive and rapidly changing. We expect competition to increase as communications service providers expand their traditional service offerings. Many of our largest competitors are national communications service providers that have significantly greater financial, marketing and other resources. These competitors may adopt more aggressive pricing policies and offer more attractive terms to customers than we can. We may face increasing price pressure from our larger competitors. In addition, some of our current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to compete more effectively. We may not survive in this intensely competitive and rapidly evolving market. Within this market, we encounter multiple competitors that include:

     - the direct sales forces of communications service providers, such as U S WEST, AT&T, Qwest, MCI/WorldCom and numerous CLECs;

     - other communications services agents;

     - customer infrastructure out-sourcers, such as Convergent Technologies, which buy a customer's computers, servers and telephone equipment and lease them back to the customer along with providing the customer CLEC-type services; and

     - communications consultants, such as groups within Electronic Data Systems and Andersen Consulting.

We believe the primary competitive factors in our market include:

     - the ability to provide a solution that satisfies all the customer's communications needs;

     - pricing;

     - customer service during and after installation;

     - quality and reliability of communications services;

     - access to multiple communications service provider options; and

     - development of customer loyalty.

     Although we face a broad range of competition from a variety of communications service providers, we seek to compete effectively by acting as a sales agent primarily for RBOC services in the local access market, along with long distance, wireless and Internet services from providers in those markets, with a strong focus on customer service.

  Proposed ISP Business

     Currently, we are focusing our resources and acquisition efforts on communication services agents rather than ISPs. However, we intend to evaluate and pursue potential ISP acquisition candidates of which we become aware and which meet a strategic need. Our target market for Internet access is extremely competitive. We expect competition to increase as Internet use grows and ISPs expand their traditional services and new start-ups emerge in the marketplace. Barriers to entry are minimal and competitors can enter the market at a relatively low cost. Many of our competitors have greater financial, marketing and other resources than we. We cannot guarantee that we will be able to compete effectively in this market. Our competitors include:

     - other local and regional ISPs;

     - national ISPs, such as MindSpring and Verio;

     - on-line information providers, such as America Online and Prodigy;

     - large national communications providers, such as AT&T, Qwest, MCI/WorldCom and the RBOCs; and

     - traditional cable television providers, such as Time-Warner and AT&T.

In our target ISP market, we believe that the following are the principal competitive factors:

     - maintaining high-speed access options and adequate capacity;

     - affordable pricing;

     - the ability to assist customers in implementing services and resolving problems; and

     - offering a variety of services in addition to basic access.

GOVERNMENT REGULATION

  Agent Business

     PentaStar is not directly subject to any government regulations other than normal business regulations. However, the communications service providers for whom we act as a sales agent are subject to varying degrees of federal, state and local regulation. Generally, the FCC exercises jurisdiction over all communications service providers to the extent they provide services involving the supplying of interstate or international communications. The Telecommunications Act of 1996 expanded the FCC's jurisdiction to include certain interconnection and related issues that traditionally have been considered subject primarily to state regulation. The state regulatory commissions also retain jurisdiction over significant aspects of the provision of intrastate communications services. The Telecommunications Act of 1996 was intended ultimately to permit service providers in the long distance and local communications services markets, as well as cable television providers, to compete freely in all communications markets. For example, the Telecommunications Act of 1996 eventually will permit the RBOCs to compete fully in the provision of in-region long distance services upon the satisfaction of the statutorily mandated criteria. The 1996 Act also allows long distance carriers to provide local services in the RBOCs' territories. Long distance carriers are also permitted to offer combined packages of long distance and resold RBOC local services. However, large long distance carriers are not permitted to market long distance and resold RBOC local services through a "single transaction" meaning that these carriers may not use the same sales agent to market both products to the same customer in the same communication. Also, the telecommunications carrier may not offer long distance and RBOC resold local exchange services as a bundled package under an integrated pricing schedule. The Telecommunications Act of 1996 also generally requires RBOCs to provide competitors with interconnection and nondiscriminatory access to their local exchange network on more favorable terms than have been available in the past. As required by the Telecommunications Act of 1996, the FCC adopted in August 1996 new rules implementing the interconnection and resale provisions of the Telecommunications Act of 1996, which are intended to minimize regulatory, economic and operational impediments to full competition for local services.

     In general, we are unable to determine what effect the Telecommunications Act of 1996 and other laws and regulations will have on the communications industry in general and on us in particular. Numerous FCC, state and local regulatory decisions are expected regarding issues that may materially affect us because they will have an impact on:

     - the services and the pricing that can be offered by RBOCs; and

     - who can compete with RBOCs in various markets and the prices they will be able to offer.

     Also, the communications service providers whose services we will market are affected by the laws and changes in the laws affecting the provision of telecommunications. These laws and changes may have an indirect effect on PentaStar. For instance, on February 26, 1998, the FCC established rules that restricted telecommunications carriers' use of customer proprietary network information, or CPNI. The rules prohibit carriers from using information gleaned from providing one type of service (local, long distance or wireless) to market another type of service without first obtaining that customer's consent. This means that a carrier could not give PentaStar a local service customer's marketing information in order for PentaStar to market that carrier's long distance, wireless or Internet services without first obtaining that customer's consent to use his or her CPNI. However, the U.S. Court of Appeals for the Tenth Circuit recently overturned most of the FCC's CPNI rules. On October 4, 1999, the FCC filed a petition for rehearing of this case. This petition was denied on November 30, 1999.

     The communications service providers for which we act as a sales agent must also comply with the FCC's verification requirements enacted to prevent slamming, the unauthorized change of a customer's presubscribed carrier selection. The slamming rules govern the manner in which telecommunications carriers effectuate and verify selection by consumers of preferred providers of local exchange and interexchange services. When we successfully sell a customer a service that replaces that customer's local access or long distance service, the provider of the new service must comply with the verification procedures in order to switch our customer's service.

  Proposed ISP Business

     We anticipate providing Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. As an ISP, we will not be directly regulated by the FCC or any other agency, other than regulations applicable to businesses generally. We could, however, become subject in the future to regulation by the FCC or other regulatory agencies as a provider of basic telecommunications services.

     These regulations could affect the charges that we pay to connect to the local telephone network or for other purposes. We, like other ISPs, will not be required to pay carrier access charges. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. Access charges have been a matter of continuing dispute between local telephone companies and long-distance carriers. In May 1997, the FCC reaffirmed its decision that ISPs should not be required to pay carrier access charges.

     To the extent that an end user's call to an ISP is local rather than long distance, the local telephone company that serves the ISP may be entitled to reciprocal compensation from the end user's local telephone company. Reciprocal compensation is a reimbursement from one local telephone company to a second one for handling calls that originate with the first local telephone company and terminate with the second one. To the extent that a call from an end user to an ISP is considered intrastate, the local telephone company serving an ISP would be entitled to reciprocal compensation. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the ISP's costs. The FCC recently determined that most, but not all, traffic to an ISP is interstate in nature rather than local. This determination could potentially eliminate the payment of reciprocal compensation to the local telephone company. The FCC has yet to rule on the specific issue of reciprocal compensation and ISP traffic; however, the FCC has stated that state commissions may determine whether, in some circumstances, reciprocal compensation should be paid.

     The FCC's current position is that Internet access providers should not be required to contribute to a new universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as enhanced communications systems for schools, libraries and health care providers. As a result, unlike telecommunications carriers and other telecommunications providers, ISPs do not have to contribute a percentage of their revenues to the federal universal service fund and are not expected to be required to contribute to similar funds being established at the state level. Both the access charge and universal service treatment of ISPs, however, are the subjects of further FCC proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the FCC decisions, and their arguments are gaining more support as Internet-based telephony begins to compete with conventional telecommunications companies.

     We are not in a position to predict how these matters will be resolved, but we could be adversely affected if, in the future, we and other ISPs are required to pay access charges, contribute to universal service support or our local telephone companies no longer receive reciprocal compensation for our traffic.

     The law relating to the liability of ISPs and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to this liability, which may require the expenditure of substantial resources or the discontinuation of some of our products or service offerings. Any costs that are incurred as a result of contesting any asserted claims or the consequent imposition of liability could materially adversely affect our profitability.

     Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted in recent months, and may be adopted in the future, by federal and state governments, as well as by foreign governments with respect to the Internet. These laws cover or may cover issues such as content, user privacy, pricing and copyright infringement. We cannot predict the impact, if any, that recent and any future regulatory changes or developments may have on the business, financial condition and results of operations of any ISPs we acquire. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from access providers or others, could have a material adverse effect on the ISP business.

  Employees

     As of March 24, 2000, PentaStar had 245 employees, all of whom were full-time employees. Of our full-time employees, 6 are corporate headquarter employees, 141 are in sales and marketing, 56 are in operations and engineering support, and 42 are in administration.

     We believe that our relations with our employees are satisfactory. We are not party to any collective bargaining agreements and we have never experienced a work stoppage. As we continue to grow and acquire new companies, we expect to hire additional personnel.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 1999 we maintain our corporate headquarters at 1522 Blake Street, Denver, Colorado. We lease 1,875 square feet under a lease which expires August 31, 2002. Additionally, ICM and Access lease the following facilities:

LOCATION                                           SQ. FT.                TERM
--------                                           -------                ----
Denver, Colorado.................................   9,050    4,250 sq. ft. expires 7/31/00
                                                             4,800 sq. ft. expires 12/31/01
Colorado Springs, Colorado.......................     300    Expires 3/31/00
Bellevue, Washington.............................   9,902    5,213 sq. ft. expires 11/30/02
                                                             4,689 sq. ft. expires 11/30/02
Portland, Oregon.................................   3,238    Expires 6/28/01

     We believe additional space is available for expansion.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 26, 1999, the Company's common stock has traded on the Nasdaq SmallCap Market under the symbol "PNTA." Prior to October 26, 1999, there was no public trading market for the Company's common stock. As of March 24, 2000, the Company had 23 holders of record. The following table sets forth the high and low bid prices of the common stock as reported on Nasdaq.

                                                       BID PRICE
                                                  -------------------
                                                    HIGH       LOW
                                                  --------   --------
Fourth Quarter (from October 26, 1999):.........  $15.6875   $10.4375

     Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS

     No dividends have been paid by PentaStar on its common stock as of December 31, 1999. The Company does not anticipate declaring or paying cash dividends on its common stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on the Company's common stock will be made by its board from time to time in the exercises of business judgement, taking into account, among other things, results of operations and financial condition, any then existing or proposed commitments by it for the use of available funds, and the Company's obligations with respect to the holders of any then outstanding indebtedness or preferred stock. In addition, the Company may in the future issue debt securities or preferred stock or enter into loan agreements or other arrangements that restrict the payment of dividends on, and repurchases of, its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 31, 1999 and for the period from inception (March 15, 1999) through December 31, 1999, and the predecessor financial statements of Access and ICM as of October 25, 1999 and December 31, 1998 and for the period from January 1, 1999 to October 25, 1999 and the year ended December 31, 1998, included in Part II, Item 7 of this Form 10-KSB.

     PentaStar was incorporated on March 15, 1999 under Delaware law. PentaStar's activity through October 25, 1999 consisted of:

     - organizing PentaStar;

     - developing PentaStar's business plan, management and corporate structure;

     - pursuing the acquisitions of the Acquired Companies; and

     - conducting activities in connection with the Offering.

     Upon the closing of the acquisitions of the Acquired Companies and the Offering, PentaStar commenced its business operations as a communications services agent for communications services including local access, long distance, wireless and Internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' needs. PentaStar plans to continue to acquire other communications services agents.

     On October 26, 1999, the Company successfully completed its initial public offering. The Offering resulted in the sale of 1,297,845 shares of its common stock, for proceeds of $10,714,000 net of cash offering costs of $2,265,000. Immediately prior to the Offering, PentaStar completed the acquisitions of the Acquired Companies. Purchase consideration for Access consisted of $189,000 in cash, 205,000 shares of PentaStar's common stock and assumption of liabilities. Purchase consideration for ICM consisted of $1,619,000 in cash, 165,000 shares of PentaStar's common stock and assumption of liabilities. In connection with the acquisition of ICM, $500,000 of cash was placed in escrow for application against indemnification obligations. These acquisitions were accounted for under the purchase method of accounting. The principal shareholder of ICM and the principal shareholder of Access each entered into escrow and contingent stock agreements with PentaStar on closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interests in ICM and Access.

     Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company or seller of that company will receive back from escrow all, some or none of the shares such shareholder or seller placed in escrow. In addition, based upon the relative earnings performance of the acquired company, such shareholder or seller may receive additional shares of common stock from PentaStar. PentaStar, at its discretion, may distribute cash to such shareholder or seller in lieu of some or all of the additional shares in an amount equal to the fair market value of the additional shares not distributed. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the Acquired Companies. We expect that the owners who manage other agent companies that we acquire will be required to receive a significant amount of the purchase price in PentaStar common stock and place into escrow from 25% to 50% of their PentaStar common stock pursuant to similar arrangements.

     ICM was a U S WEST agent, which means ICM has been accepted by U S WEST to sell, order and assist in the implementation of U S WEST communications services. PentaStar expects to retain the agent relationship with U S WEST indefinitely. PentaStar believes that the loss of its agent relationship with U S WEST would have a material adverse effect. Of ICM's revenues in 1999 and 1998, 99% were from U S WEST. Subsequent to the acquisition, ICM's former president, Dennis W. Schillinger, has remained with PentaStar as manager of our Northwest region. ICM, located in Bellevue, Washington, was founded in 1990.

     Access was also a U S WEST agent. PentaStar expects to retain its agent relationship with U S WEST indefinitely. PentaStar believes that the loss of its agent relationship with U S WEST would have a material adverse effect. All of Access' revenues in fiscal 1999 and 1998 were from U S WEST. Subsequent to the acquisition, Access' former president, Jeffrey A. Veres, has remained with PentaStar as manager of our Colorado region. Access, located in Denver, Colorado, was founded in 1995.

     On February 18, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Bell Atlantic's 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Bell Atlantic, Bell South, Southwestern Bell and Sprint. Approximately 75% and 71% of UST's revenues were from commissions paid from Bell Atlantic in 1999 and 1998, respectively. The purchase price consideration consisted of $182,000 in cash paid at closing, the issuance of 5,980 shares of the Company's common stock and the assumption of approximately $2,500,000 of liabilities. The Company also assumed the on-going obligations under various agreements relating to the acquired assets.

     On February 18, 2000, the Company signed a definitive agreement to acquire the assets of Eastern Telecom, Inc. ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The acquisition of the assets of ETI is contingent upon receipt of the approval of the shareholders of VSI Enterprises, Inc., which is the parent company of ETI. Terms of the definitive agreement provide for a purchase price for the assets to consist of approximately

$2,100,000 in cash, the issuance of the Company's common stock with a fair market value of $950,000 and the assumption of certain liabilities at closing. In addition, there is a potential earnout payment based upon the combined earnings of ETI and UST for the year ending December 31, 2000.

     On February 22, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of NCI Communications, Inc. ("NCI"). NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has carrier agreements with Qwest, AT&T and GST Telecom. NCI is owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. The purchase price paid for the assets consisted of cash of $10,000 and the cancellation of a $601,000 note receivable from NCI to the Company.

     On March 17, 2000, the Company completed the acquisition of the assets of ParTel Communications, Inc (ParTel). ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST and sells primarily high-end, data-oriented products. Historically all of ParTel's revenues have been generated from commissions paid from U S WEST. The purchase price consideration consisted of $519,000 in cash paid at closing and the issuance of 30,310 shares of the Company's common stock. At the time the acquisition of ParTel was consummated, the Company loaned $500,000 (interest at the prime rate plus 1%) to a corporation controlled by the former shareholders of ParTel. The loan will be due not later than December 31, 2001, and is personally guaranteed by the former shareholders. In addition, there is a potential earnout payment based upon the adjusted earnings of ParTel for the year ending December 31, 2000.

  Overview of Operations

     The following discussion applies to ICM and Access for the periods prior to their acquisition by PentaStar and is also applicable to PentaStar for the period of its ownership of ICM and Access as a result of its acquisition of both ICM and Access.

     Substantially all of the revenues of ICM and Access are generated from the commissions they receive from selling communications services as agents for communications service providers. ICM and Access are paid a commission by each service provider based on a percentage of each customer's cost of services. ICM and Access sell advanced communications and basic dial tone services for the local access market to facilitate data, voice and video communications. The Company expects that, over time, the percentage of advanced communications services revenues will increase as a percentage of revenues because of increased demand for, and availability of, these services. Basic dial tone services in general are telephone connections, voice messaging and call management. Advanced communications services are all other voice and data communications services, including:

     - data transmission oriented services;

     - dedicated high-capacity transmission services;

     - high speed real time communications access, including digital subscriber line, or DSL;

     - packet-based transmission for wide area networks, including frame relay service; and

     - an advanced digital network for data, video, voice and Internet traffic, including ISDN.

     In the ordinary course of business, ICM and Access experience delays in payments on commissions earned from U S WEST, commonly known as disputed items. Disputed items represent accounts receivable in dispute for installed services and arise primarily from differences in documentation between PentaStar and U S WEST relating to:

     - the commission percentages earned;

     - the type of services sold; and

     - the service installation dates.

     In 1999 and 1998, the gross amounts of disputed items represented 9% and 12.5%, respectively, of PentaStar's and its predecessor's combined revenues in those years. U S WEST does not pay any portion of the commission when an amount is in dispute. PentaStar believes, based upon an extensive review of the disputed items, that the actual amounts in dispute are substantially less than the gross amount of the commissions being withheld as a result of the disputes. As of October 25, 1999, ICM and Access established allowances to reduce the disputed accounts receivable to an amount each of them believes represents the estimated net realizable value of their disputed items. The allowances were established through a review by ICM and Access of all of the commissions due on installed services, and PentaStar believes the allowances are adequate and has established allowances at December 31, 1999 representing the net realizable value of disputed items. As a result of PentaStar's continuing relationship with U S WEST, changes have been implemented in the process of receiving payment for installed services, which have resulted in 1999 disputed receivables being cleared in a more timely manner.

     Salaries and commissions expenses consist principally of salary and incentive compensation that Access and ICM as operating companies pay their sales and marketing, operations and engineering support and administrative staff.

     Other general and administrative expenses include communications expenses, office rent and utilities, travel, professional fees and depreciation for Access and ICM as operating companies. For the period from inception (March 15, 1999) through December 31, 1999 this also includes the expenses related to the operations and staffing of PentaStar's corporate office.

     ICM and Access have experienced some seasonal variations in their businesses. Orders for communications services tend to slow in the last quarter of the calendar year due to customers' budgetary constraints. Generally, orders increase in the first quarter of the following year. Because of the time lag between order and installation, revenues in the first four months of each calendar year are typically below the average of revenues for the remaining portion of the year.

  Significant Accounting Policies and Procedures

     When the Company obtains an order for U S WEST communications services, the Company receives an up-front payment of a portion of the commission the Company is entitled to receive for the whole order. That up-front portion for ICM and Access was 35% in 1998, but was increased to 55% for orders received after June 1, 1999. Those initial payments are accounted for as deferred revenue. After the services are fully installed, which is approximately three months after order, the Company becomes entitled to receive the remaining portion of the commission. It is not until the final installation is completed by U S WEST that the Company recognizes the revenue for the total commission, including the initial payment and the final payment. The Company generally receives final payment within 90 days of final installation.

     In connection with the acquisitions, the Company recorded goodwill of $4,501,000, which represents the excess of the purchase price paid over the net tangible book value. The goodwill amount is being amortized over its estimated useful life of 20 years. The annual goodwill amortization expense is $225,000. The assignment of an amortization period of 20 years was influenced by the attributes and market position of each of ICM and Access. Future events or changes in circumstances may result in a reduction in the 20-year amortization period, which would result in increased annual goodwill expense. The Company has and anticipates acquiring additional communications services agents in the future and expects to record goodwill in those acquisitions. Future acquisitions may warrant amortization periods of less than 20 years.

RESULTS OF OPERATIONS

  PENTASTAR COMMUNICATIONS, INC.

     FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999

     Revenues. Revenues consist principally of commissions from sales of communications services as an agent for communications service providers. The Company recorded revenue of $622,000 resulting from sales of advanced communications services and $72,000 from sales of basic dial tone services. These sales were the result of the Company's acquisitions of the Acquired Companies whose operations have been reported in the consolidated financial statements of the Company since October 26, 1999. Substantially all of the revenue during the period was generated through the sales of U S WEST services. The Company's revenue recognition policy is to recognize revenues on the date the respective service is installed versus the date that the order for service is accepted by the service provider. In general, it is the Company's experience that this period between the order and installation of services is approximately three months. As a result, the revenues recognized during the period were related to orders that were made prior to the Company's acquisition of the Acquired Companies. Prior to the Company's acquisition of the Acquired Companies, the Acquired Companies managements' and employees' attention was diverted from the core operations of the business as a result of the acquisition agreements and Offering with PentaStar. Accordingly, the revenues for the period are lower than those experienced historically by the Acquired Companies. The Company expects future revenues to more closely approximate the historical levels of the Acquired Companies as a result of the integration into the Company's ownership and operations.

     Operating expenses. Salaries and commissions expense of $796,000 consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Other general and administrative expenses of $558,000 consist principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to the corporate office of the Company such as personnel costs, travel, insurance and professional fees. Additionally, the corporate expenses included approximately $171,000 of consulting services expense, of which $126,000 of noncash expense was associated with the issuance of common stock options at the Offering and $45,000 was associated with the payment of cash. The Company was formed on March 15, 1999 and, accordingly, began incurring expenses, but did not have any operations until the acquisition of the Acquired Companies on October 26, 1999. Depreciation and amortization expense of $74,000 consists of depreciation expense on property and equipment and the amortization of goodwill associated with the acquisition of the Acquired Companies.

     Loss from operations. The loss from operations of $734,000 was primarily attributable to the above discussed effects of decreased revenue together with the additional costs and expenses associated with the corporate office.

     Other (income) expense, net. Other income, net, of $57,000 represents the interest income earned on the invested cash proceeds from the Offering after the acquisitions of the Acquired Companies. As the Company utilizes additional cash resources for operating needs and future acquisitions, the Company expects interest income to decrease.

     Income taxes. A benefit of $244,000 was recorded for the period representing an effective tax rate of 36.1%. The difference between the federal statutory rate of 34% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization.

     Net loss. For the reasons discussed above, a net loss of $433,000 was recognized during the period.

  ACQUIRED COMPANIES -- ICM Communications Integration, Inc.

     "Management's Discussion And Analysis of Financial Condition And Results Of Operations" consists primarily of comparisons of the historical financial statements. The information may not be reflective of the continuing results of operations and financial condition of ICM as a wholly-owned subsidiary of the Company, because of certain non-recurring expenses related to the acquisition and the elimination of redundant costs.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JANUARY 1, 1999 TO OCTOBER 25, 1999

     Revenues. Total revenues of $4,275,000 and $3,245,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. The decrease was attributable to the shorter reporting period and diversion of ICM's management's and employee's attention prior to October 25, 1999, as a result of the acquisition by PentaStar and the Offering. Advanced communications services revenues decreased from $3,681,000 for the year ended December 31, 1998 to $2,718,000 for the period January 1, 1999 to October 25, 1999 for the reasons discussed above. Basic dial tone services revenues decreased from $594,000 for the year ended December 31, 1998 to $527,000 for the period January 1, 1999 to October 25, 1999. This decrease was smaller than that of the advanced communications services revenue decrease as a result of the creation of a specific group dedicated to selling basic dial tone services that was established in the first half of 1999.

     Costs and expenses. Salaries and commissions of $2,746,000 and $2,322,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This decrease was attributable to the shorter reporting period and lower revenues. The salaries and commissions as a percentage of revenue were higher for the period from January 1, 1999 to October 25, 1999 as a result of the fixed cost component of these costs attributable to management, operations, sales, and administrative personnel not affected by the revenue decrease. Other general and administrative expenses of $952,000 and $1,285,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This increase was primarily due to professional fees and other non-recurring costs associated with the acquisition by PentaStar and the Offering.

     Income (loss) from operations. Income from operations of $577,000 was recorded for the year ended December 31, 1998 and a loss from operations of $362,000 was recorded for the period from January 1, 1999 to October 25, 1999. This change was the result of the above discussed changes in revenues and costs and expenses.

     Other (income) expense, net. Other (income) expense, net, of ($8,000) and $9,000 was recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This difference was the result of ICM utilizing its line of credit in the 1999 period to fund its cash needs versus interest income earned on excess cash balances in the 1998 period.

     Income taxes. A provision for income taxes of $200,000 was recorded for the year ended December 31, 1998 and a benefit for income taxes of $137,000 was provided for the period from January 1, 1999 to October 25, 1999. The effective tax rate was 34.2% in the 1998 period and increased to 36.9% in the 1999 period.

     Net income (loss). For the reasons discussed above, net income of $385,000 was recorded in the year ended December 31, 1998 and a net loss of $234,000 was recorded for the period from January 1, 1999 to October 25, 1999.

  ACQUIRED COMPANIES -- DMA Ventures, Inc. dba Access Communications

     "Management's Discussion And Analysis of Financial Condition And Results Of Operations" consists primarily of comparisons of the historical financial statements. The information may not be reflective of the continuing results of operations and financial condition of Access as a wholly-owned subsidiary of the Company, because of certain non-recurring expenses related to the acquisition and the elimination of redundant costs.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JANUARY 1, 1999 TO OCTOBER 25, 1999

     Revenues. Total revenues of $2,382,000 and $1,568,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. The decrease was attributable to the shorter reporting period and diversion of Access' managements' and employees' attention prior to October 25, 1999, as a result of the acquisition by PentaStar and the Offering. Advanced communications services revenues decreased from $2,038,000 for the year ended December 31, 1998 to $1,457,000 for the period from January 1, 1999 to October 25, 1999 for the reasons discussed above. Basic dial tone services revenues decreased from $344,000 for the year ended December 31, 1998 to $111,000 for the period from January 1, 1999 to October 25, 1999 due to a decreased focus on basic communications services and the reasons discussed above.

     Costs and expenses. Salaries and commissions of $1,201,000 and $1,138,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This decrease was attributable to the shorter reporting period and lower revenues. The salaries and commissions as a percentage of revenue was higher for the period from January 1, 1999 to October 25, 1999 as a result of the fixed cost component of these costs attributable to management, operations, sales and administrative personnel not affected by the revenue decrease. Other general and administrative expenses of $577,000 and $479,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This decrease was attributable to the shorter reporting period. The amount as a percentage of revenue was higher for the period from January 1, 1999 to October 25, 1999 as a result of professional fees and other non-recurring costs associated with the acquisition by PentaStar and the Offering.

     Income (loss) from operations. Income from operations of $604,000 was recorded for the year ended December 31, 1998 and a loss from operations of $49,000 was recorded for the period from January 1, 1999 to October 25, 1999. This change was the result of the above discussed changes in revenues and costs and expenses.

     Other (income) expense, net. Other (income) expense, net, of $49,000 and $64,000 was recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. These amounts are comprised primarily of interest expense on Access's borrowings. The difference was the result of Access utilizing its line of credit in the 1999 period to fund its cash needs.

     Income taxes. A provision for income taxes of $212,000 was provided for the year ended December 31, 1998 and a benefit for income taxes of $41,000 was provided for the period from January 1, 1999 to October 25, 1999. The effective tax rate was 38.2% in the 1998 period and decreased to 36.3% in the 1999 period.

     Loss from discontinued operations. Losses from discontinued operations were $370,000 and $74,000 for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. The loss from discontinued operations is net of income tax benefits of $219,000 for the year ended December 31, 1998 and $42,000 for the period from January 1, 1999 to October 25, 1999.

     Net loss. For the reasons discussed above, net losses of $27,000 and $146,000 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  PENTASTAR COMMUNICATIONS, INC.

     PentaStar's operations provided net cash of $68,000 for the period from inception (March 15, 1999) through December 31, 1999 which was primarily attributable to the collections of receivables. PentaStar used net cash in investing activities of $2,731,000 during the same period primarily due to the acquisition of the Acquired Companies as discussed below. PentaStar's financing activities during the same period provided net cash of $10,800,000 as a result of the Offering and related party borrowings as discussed below.

     During 1999, PentaStar issued promissory notes in the amount of $86,000 to BACE Investments, LLC for funds loaned by BACE Investments, LLC to PentaStar to pay expenses associated with the organization of PentaStar, the acquisitions of the Acquired Companies and the Offering. Immediately prior to the Offering, PentaStar issued 86 shares of Series A preferred stock to BACE Investments, LLC as payment in full of the principal amount of the notes. BACE Investments, LLC is the largest shareholder of PentaStar.

     On October 26, 1999, PentaStar successfully completed its initial public offering. The Offering resulted in the sale of 1,297,845 shares of its common stock, resulting in proceeds of $10,714,000, net of cash offering costs of $2,265,000. Of that amount, $2,590,000 was paid by PentaStar to acquire the Acquired Companies and pay certain assumed liabilities of the Acquired Companies. These remaining proceeds have been or will be used to:

     - make other complementary acquisitions or investments; and

     - fund working capital, systems investment and other general corporate purposes.

     PentaStar intends to fund future acquisitions through the proceeds of the Offering, the issuance of common stock, internally generated cash flow and future borrowings.

     As of December 31, 1999, PentaStar had no outstanding debt. PentaStar believes it will be able to obtain a working capital line of credit or other debt financing, however PentaStar may not be able to obtain this financing, or, if available, the terms of the financing may not be favorable to the Company or the shareholders without substantial dilution of ownership rights.

     PentaStar believes that the net proceeds from the Offering, cash flow from operations and debt financing will be sufficient to satisfy the Company's anticipated cash requirements for the next 12-months. PentaStar will likely require additional equity or debt financing beyond that period, and possibly sooner, dependent upon the scope of the acquisition activity. PentaStar has not yet identified any sources of long-term financing.

  ACQUIRED COMPANIES -- ICM Communications Integration, Inc.

     ICM's operations provided net cash of $9,000 for the period from January 1, 1999 to October 25, 1999, which is a decrease from the $291,000 provided for the year ended December 31, 1998. ICM used net cash to purchase property and equipment as well as to fund advances to related parties of ICM of $290,000 and $321,000 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively. Net cash of $145,000 was provided from financing activities for the period from January 1, 1999 to October 25, 1999 as compared to the use of net cash of $13,000 for the year ended December 31, 1998. This difference was primarily attributable to the difference in the outstanding balance under the line of credit. PentaStar repaid all interest bearing indebtedness when it acquired ICM. The cash portion of the purchase price otherwise payable to the shareholders of ICM at the closing was reduced by the amount of interest bearing indebtedness so repaid.

  ACQUIRED COMPANIES -- DMA Ventures, Inc. dba Access Communications

     Access's operations used net cash of $266,000 for the period from January 1, 1999 to October 25, 1999, which is an increase from the $224,000 used for the year ended December 31, 1998. Access used net cash to purchase and sell property and equipment of $9,000 and $13,000 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively. Net cash of $193,000 was provided from financing activities for the period from January 1, 1999 to October 25, 1999 as compared to the use of net cash of $271,000 for the year ended December 31, 1998. This difference was primarily attributable to the outstanding balance under the line of credit at October 25, 1999 and a capital contribution by the shareholder during the period January 1, 1999 to October 25, 1999. PentaStar repaid all interest bearing indebtedness when it acquired Access. The cash portion of the purchase price otherwise payable to the shareholder of Access at the closing was reduced by the amount of interest bearing indebtedness so repaid.

YEAR 2000 RISKS

     Many software applications and computer hardware and related equipment and systems that use embedded technology, such as microprocessors, rely on two digits rather than four to represent years in performing computations and decision-making functions. These programs, hardware items and systems may fail beginning on January 1, 2000, or earlier, because they misinterpret "00" as the year 1900 rather than 2000. This problem is generally referred to as the "Year 2000" issue.

     As of March 24, 2000, there were no material Year 2000 issues noted with any of the Company's computer systems, or to the Company's knowledge, to any third party that the Company does business with. No costs are expected to be incurred or accrued relating to the Year 2000 issue.

INFLATION

     As a result of the relatively low levels of inflation during the last three years, inflation did not have a significant impact on the results of operations in those periods of any of the businesses we have acquired.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 no later than the first fiscal quarter of 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities. The Company has not determined the impact of adopting SFAS No. 133.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 must be applied to financial statements no later than the second fiscal quarter of 2000. The Company does not believe adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements beginning on page F-1.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by Item 9 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are attached or incorporated by reference to the documents indicated which have previously been filed with the Securities and Exchange Commission.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
           2.1*          Agreement and Plan of Merger dated August 13, 1999 among
                         PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA
                         Ventures, Inc. and its principal shareholder, Jeffrey A.
                         Veres.
           2.2*          Agreement and Plan of Merger dated August 13, 1999 among
                         PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM
                         Communications Integration, Inc. and the shareholders of ICM
                         Communications Integration, Inc.
           2.3           Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications,
                         Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                         Inc. and the Shareholders of ICM Communications Integration,
                         Inc. dated October 20, 1999.
           2.4           Second Letter Agreement amending letter agreement dated as of October 20, 1999 by and among PentaStar Communication,
                         Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                         Inc. and the Shareholders of ICM Communications Integration,
                         Inc. which amended the Agreement and Plan of Merger dated as of August 13, 1999 by and among the same parties, dated
                         December 27, 1999.
           2.5           Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications,
                         Inc., OC Mergerco 1, Inc., DMA Ventures, Inc. and Jeffery
                         Veres, dated October 20, 1999.
           3.1           Restated Certificate of Incorporation.
           3.2           Certificate of Amendment to Restated Certificate of
                         Incorporation.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
           3.3           Restated Bylaws.
           4.1*          Specimen stock certificate representing shares of common
                         stock of PentaStar Communications, Inc.
           4.2           Warrant for the purchase of common stock.
           4.3           Certificate of Designation of Series A Preferred Stock.
          10.1*          PentaStar Communications, Inc. Stock Option Plan.**
          10.2*          Strategic Agent Sales Agreement by and between U S WEST
                         Communications, Inc. and Access Communications dated
                         February 15, 1998, as amended by memorandum dated March 24,
                         1999.
          10.3*          Strategic Agent Sales Agreement by and between U S WEST
                         Communications, Inc. and ICM Communications Integration,
                         Inc. dated February 13, 1998, as amended by memorandum dated
                         March 24, 1999.
          10.4*          Consulting Agreement effective September 1, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and BIBD, LLC.
          10.5*          Employment and Noncompetition Agreement entered into as of
                         August 13, 1999 between PentaStar Communications, Inc. and
                         Jeffrey A. Veres.**
          10.6           Amended and Restated Principal Stockholder's Escrow and
                         Contingent Stock Agreement among PentaStar Communications,
                         Inc., OC Mergerco 1, Inc. and Jeffrey A. Veres.
          10.7           Amended and Restated Principal Stockholder's Escrow and
                         Contingent Stock Agreement among PentaStar Communications,
                         Inc., OC Mergerco 2, Inc. and Dennis W. Schillinger.
          10.8*          Lease Agreement between BACE Real Estate, LLC and PentaStar
                         Communications, Inc.
          10.9*          Stock Purchase Agreement dated March 31, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and Robert S. Lazzeri and Lock-up Agreement dated
                         October 8, 1999 among PentaStar Communications, Inc.,
                         Schneider Securities, Inc., BACE Investments, LLC, Black
                         Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                         Veres.
          10.10*         Stock Purchase Agreement dated March 31, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and Black Diamond Capital, LLC and Lock-up Agreement
                         dated October 8, 1999 among PentaStar Communications, Inc.,
                         Schneider Securities, Inc., BACE Investments, LLC, Black
                         Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                         Veres.
          10.11*         Stock Purchase Agreement dated March 31, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and Jeffrey A. Veres and Lock-up Agreement dated
                         October 8, 1999 among PentaStar Communications, Inc.,
                         Schneider Securities, Inc., BACE Investments, LLC, Black
                         Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                         Veres.
          10.12*         Lock-up Agreement dated October 8, 1999 among PentaStar
                         Communications, Inc., Schneider Securities, Inc., BACE
                         Investments, LLC, Black Diamond Capital, LLC, Robert S.
                         Lazzeri and Jeffrey A. Veres.
          10.13*         Business Lease dated April 10, 1996 between Jeffrey and
                         Linda Veres and DMA Ventures, Inc. (dba Access
                         Communications) and First Amendment to Lease dated August
                         13, 1999.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
          10.14          Escrow Agreement among BACE Investments, LLC, Black Diamond
                         Capital, LLC, PentaStar Communications, Inc., Schneider
                         Securities, Inc. and American Securities Transfer & Trust,
                         Inc.
          21.1           Subsidiaries of PentaStar Communications, Inc.
          27.1           Financial Data Schedule.

---------------

 * Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-85281).

**  Management contract or compensatory plan or arrangement.

     (b) The issuer filed the following reports on Form 8-K during the fiscal quarter ended December 31, 1999:

     - Current Report on Form 8-K dated December 9, 1999

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                            PENTASTAR COMMUNICATIONS, INC.

                                            By:    /s/ ROBERT S. LAZZERI
                                              ----------------------------------
                                                      Robert S. Lazzeri
                                                 Director and Chief Executive
                                                            Officer

                                            By:     /s/ DAVID L. DUNHAM
                                              ----------------------------------
                                                       David L. Dunham
                                                   Chief Financial Officer

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ CRAIG J. ZOELLNER                               Director                 March 30, 2000
-----------------------------------------------------
                  Craig J. Zoellner

                /s/ RICHARD M. TYLER                                Director                 March 30, 2000
-----------------------------------------------------
                  Richard M. Tyler

                /s/ REYNALDO U. ORTIZ                               Director                 March 30, 2000
-----------------------------------------------------
                  Reynaldo U. Ortiz

                /s/ CARLETON A. BROWN                               Director                 March 30, 2000
-----------------------------------------------------
                  Carleton A. Brown

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
PENTASTAR COMMUNICATIONS, INC.
  Report of Independent Public Accountants..................    F-2
  Consolidated Balance Sheet................................    F-3
  Consolidated Statement of Operations......................    F-4
  Consolidated Statement of Shareholders' Equity............    F-5
  Consolidated Statement of Cash Flows......................    F-6
  Notes to Consolidated Financial Statements................    F-7

ICM COMMUNICATIONS INTEGRATION, INC.
  Report of Independent Public Accountants..................   F-17
  Balance Sheets............................................   F-18
  Statements of Operations..................................   F-19
  Statements of Shareholders' Equity........................   F-20
  Statements of Cash Flows..................................   F-21
  Notes to Financial Statements.............................   F-22

DMA VENTURES, INC., DBA ACCESS COMMUNICATIONS
  Report of Independent Public Accountants..................   F-28
  Balance Sheets............................................   F-29
  Statements of Operations..................................   F-30
  Statements of Shareholder's Equity........................   F-31
  Statements of Cash Flows..................................   F-32
  Notes to Financial Statements.............................   F-33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
PentaStar Communications, Inc.:

     We have audited the accompanying consolidated balance sheet of PentaStar Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, shareholders' equity and cash flows for the period from inception (March 15, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PentaStar Communications, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from inception (March 15, 1999) through December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 24, 2000.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 8,137
  Accounts receivable.......................................     1,092
  Prepaid expenses and other................................       203
  Related party note receivable.............................       601
                                                               -------
          Total current assets..............................    10,033
Property and equipment, net.................................       555
Deferred income taxes.......................................       323
Other assets................................................        45
Goodwill, net...............................................     4,459
                                                               -------
          Total assets......................................   $15,415
                                                               =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $   170
  Other accrued liabilities.................................        65
  Related party acquisition payables........................       326
  Accrued compensation......................................       541
  Deferred revenue..........................................       393
  Deferred income taxes.....................................        97
                                                               -------
          Total current liabilities.........................     1,592
                                                               -------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Series A preferred stock, $1,000 stated value; 1,000,000
     shares authorized; 86 shares issued and outstanding....        86
  Common stock, $.0001 par value; 20,000,000 shares
     authorized; 4,797,842 shares issued and outstanding....         1
  Additional paid-in capital................................    14,169
  Retained deficit..........................................      (433)
                                                               -------
          Total shareholders' equity........................    13,823
                                                               -------
          Total liabilities and shareholders' equity........   $15,415
                                                               =======

          The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue:
  Advanced communications services..........................   $     622
  Basic dial tone services..................................          72
                                                               ---------
                                                                     694
                                                               ---------
Operating expenses:
  Salaries and commissions..................................         796
  Other general and administrative expenses (exclusive of
     noncash consulting expense shown below)................         432
  Noncash consulting expense................................         126
  Depreciation and amortization.............................          74
                                                               ---------
                                                                   1,428
                                                               ---------
          Loss from operations..............................        (734)
                                                               ---------
Other (income) expense:
  Interest income...........................................         (58)
  Other expense.............................................           1
                                                               ---------
          Other (income) expense, net.......................         (57)
                                                               ---------
Loss before benefit for income taxes........................        (677)
Benefit for income taxes....................................         244
                                                               ---------
Net loss....................................................   $    (433)
                                                               =========
Basic and diluted net loss per common share.................   $   (0.12)
Weighted-average common shares outstanding..................   3,507,116
                                                               =========

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  PREFERRED STOCK      COMMON STOCK      ADDITIONAL                  TOTAL
                                  ---------------   ------------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                  SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL     DEFICIT       EQUITY
                                  ------   ------   ---------   ------   ----------   --------   -------------
Balances, March 15, 1999........    --      $--            --    $--      $    --      $  --        $    --
Issuance of common stock for
  initial capitalization of
  Company.......................    --       --     3,129,997     --           --         --             --
Issuance of common stock for
  cash, net of offering costs of
  $2,754........................    --       --     1,297,845      1       10,224         --         10,225
Issuance of warrants to
  underwriter...................    --       --            --     --          489         --            489
Issuance of options to
  consultant....................    --       --            --     --          126         --            126
Issuance of common stock for
  acquisitions..................    --       --       370,000     --        3,330         --          3,330
Issuance of Series A preferred
  stock for retirement of notes
  payable.......................    86       86            --     --           --         --             86
Net loss........................    --       --            --     --           --       (433)          (433)
                                    --      ---     ---------    ---      -------      -----        -------
Balances, December 31, 1999.....    86      $86     4,797,842    $ 1      $14,169      $(433)       $13,823
                                    ==      ===     =========    ===      =======      =====        =======

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss..................................................   $  (433)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................        74
     Issuance of options to consultant......................       126
     Deferred income tax benefit............................      (244)
     Changes in operating assets and liabilities --
       Accounts receivable, net.............................       533
       Prepaid expenses and other...........................       (83)
       Accounts payable and accrued liabilities.............        38
       Deferred revenue.....................................        57
                                                               -------
          Net cash provided by operating activities.........        68
                                                               -------
Cash flows from investing activities:
  Purchase of property and equipment........................       (91)
  Advances to related parties...............................        (9)
  Acquisition of Acquired Companies.........................    (2,586)
  Other.....................................................       (45)
                                                               -------
          Net cash used in investing activities.............    (2,731)
                                                               -------
Cash flows from financing activities:
  Issuance of common stock for cash, net of offering
     costs..................................................    10,714
  Proceeds from related party borrowings....................        86
                                                               -------
          Net cash provided by financing activities.........    10,800
                                                               -------
Net increase in cash and cash equivalents...................     8,137
Cash and cash equivalents, beginning of period..............        --
                                                               -------
Cash and cash equivalents, end of period....................   $ 8,137
                                                               =======

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

1. BUSINESS AND ORGANIZATION

     PentaStar Communications, Inc., a Delaware corporation ("PentaStar" or the "Company"), was founded on March 15, 1999, to become a multi-regional company that designs, sells and facilitates the installation and usage of communications services for small and medium-size business customers. Prior to October 26, 1999, PentaStar had not conducted any operations, and all of its activities were related to its formation and the acquisitions and the offering discussed below. On October 26, 1999 PentaStar, through its wholly-owned subsidiaries, acquired the outstanding capital stock and other equity interests of DMA Ventures, Inc., dba Access Communications ("Access") and ICM Communications Integration, Inc. ("ICM") (together, the "Acquired Companies") (see Note 3) and completed an initial public offering of its common stock (the "Offering") (see Note 4). The Company continues to acquire companies to expand its operations (see Note 9).

     Upon closing of the acquisitions of the Acquired Companies and the Offering, PentaStar commenced its business operations as a sales agent for communications services including local access, long distance, wireless and internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' specific needs.

     Approximately 99% of PentaStar's revenues were generated from the sales of services for U S WEST Communications, Inc. ("U S WEST"), a regional Bell operating company. The loss of the relationship with U S WEST or a material diminishment in the volume of business with U S WEST would adversely affect the Company. Management believes the Company could become a sales agent for another provider with comparable terms if it were to lose its relationship with U S WEST. Subsequent to December 31, 1999 the Company has completed the acquisitions of other agents (see Note 9) whose revenues are principally generated from communications service providers other than U S WEST.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates to be cash equivalents.

  Revenue Recognition

     The Company generates revenue from its sale of communications services. Revenues are recognized on the date the respective service is installed. Amounts collected in advance of the service installation date are recorded as deferred revenue until the installation occurs. Historically, the Company has experienced delays in the receipt of payment for certain installed services referred to as disputed items. The delay in payment for these disputed items has been due to deficiencies in documentation between the Company and U S WEST and discrepancies in the amounts believed receivable from U S WEST. As a result of the Company's continuing relationship with U S WEST, changes have been implemented in the process of receiving payment for installed services, which have resulted in receivables being cleared in a more timely manner.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides interpretive guidance on the recognition,

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES presentation and disclosure of revenue in financial statements. SAB No. 101 must be applied to financial statements no later than the second fiscal quarter of 2000. The Company does not believe adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

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

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments in the accompanying consolidated balance sheet approximates their fair value because of their short-term nature.

  Concentration of Credit Risk

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains their cash in institutions that the Company considers of high credit quality. The balances, at times, may exceed federally insured limits. Credit risk with respect to accounts receivable is limited due to the credit worthiness of the Company's primary customer, U S WEST. Management does not anticipate significant credit losses from such financial instruments.

  Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the useful lives or the remaining lease term.

     Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

     Property and equipment consists of the following at December 31, 1999:

                                                              ESTIMATED USEFUL
                                                               LIFE IN YEARS
                                                              ----------------
Computer and telephone equipment............................         3-6         $ 295
Office furniture and equipment..............................        5-10           162
Leasehold improvements......................................        3-10           116
Vehicles....................................................           5            14
                                                                                 -----
                                                                                   587
Less: accumulated depreciation..............................                       (32)
                                                                                 -----
Property and equipment, net.................................                     $ 555
                                                                                 =====

Depreciation expense was $32 for the period from inception (March 15, 1999) through December 31, 1999.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

  Goodwill

     The excess of acquisition cost over fair value of net tangible assets of businesses acquired has been recorded as goodwill and is being amortized on a straight-line basis over its estimated life of 20 years. The Company accounts for goodwill at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of goodwill, management addresses the carrying value of the Company's goodwill assets to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that the goodwill asset will not be recoverable, as determined by a discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's goodwill would be reduced to its estimated fair market value. No event has been identified that would indicate an impairment of the value of goodwill recorded in the accompanying consolidated balance sheet. Amortization expense was $42 for the period from inception (March 15, 1999) through December 31, 1999.

  Advertising and Promotion

     Advertising and promotional related costs are expensed when incurred or the first time the advertising appears. The Company did not incur any advertising costs for the period from inception (March 15, 1999) through December 31, 1999.

  Stock-Based Compensation

     The Company accounts for its stock-based employee compensation agreements using the intrinsic value method under which no compensation is generally recognized for options granted to employees with an exercise price equal to or greater than the fair market value of the underlying stock. Equity instruments granted to non-employees are recorded at fair value on the date of grant.

     The Company follows the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

  Income Taxes

     Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using current enacted tax rates. The provision for income taxes includes the amount due for the current period and the change in deferred taxes between periods. A valuation allowance is provided for a portion or all of the deferred tax asset when it is more likely than not that the Company will not be able to realize the benefits of the deferred tax assets in future years.

  Earnings Per Share

     The Company applies SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of stock options and warrants using the treasury stock method. As of December 31, 1999, options to purchase 407,950 shares of common stock and warrants to purchase 125,000 shares of common stock were outstanding. The options and warrants are excluded from the calculation of diluted loss per share as they are antidilutive.

  Comprehensive Loss

     The Company applies SFAS No. 130 "Reporting Comprehensive Income." For the period from inception (March 15, 1999) through December 31, 1999, comprehensive loss is the same as the Company's net loss.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

  Segment Information

     The Company applies SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The management approach to segment reporting required by SFAS No. 131 designates the internal organization that is used by senior management for making operational decisions and assessing performance as the source of the Company's reportable segments. The Company currently operates in one segment: Communications services sales.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS No. 133 no later than the first fiscal quarter of 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities. The Company has not determined the impact of adopting SFAS No. 133.

3. BUSINESS COMBINATIONS

     As discussed in Note 1, on October 26, 1999, PentaStar acquired Access and ICM. Purchase consideration for Access consisted of $189 in cash, 205,000 shares of the Company's common stock and assumption of liabilities. Purchase consideration for ICM consisted of $1,619 in cash, 165,000 shares of the Company's common stock and assumption of liabilities. In connection with the acquisition of ICM, $500 of cash was placed in escrow for application against indemnification obligations.

     Included in the accompanying consolidated balance sheet at December 31, 1999, is approximately $326 to be distributed to the prior shareholders of the Acquired Companies for post closing working capital adjustments.

     The sole shareholder of Access and the principal shareholder of ICM each entered into escrow and contingent stock agreements with PentaStar on closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interest in Access and ICM. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company will receive back from escrow all, some or none of the shares placed in escrow. In addition, based again upon the relative earnings performance of the acquired company, that shareholder may receive additional shares of common stock from PentaStar. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the acquired companies.

     The acquisitions of the Acquired Companies were recorded using the purchase method of accounting by which the purchase consideration was allocated to the identifiable assets and liabilities of the Acquired Companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The operating results of the Acquired Companies have been included in the accompanying consolidated financial statements since the date of acquisition.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

     The allocation of the purchase price of the Acquired Companies was as follows:

                                                            ACCESS    ICM      TOTAL
                                                            ------   ------   -------
Purchase Consideration:
Cash......................................................  $  189   $1,619   $ 1,808
PentaStar common stock....................................   1,845    1,485     3,330
Acquisition costs.........................................      52       22        74
                                                            ------   ------   -------
                                                            $2,086   $3,126   $ 5,212
                                                            ======   ======   =======

     Of the total purchase price of $5,212, $496 was allocated to property and equipment, $215 to net working capital and $4,501 to goodwill. The purchase price allocation is preliminary and may change upon final determination of the fair market value of the assets acquired, principally the receivables disputed with U S WEST.

     The following unaudited pro forma condensed consolidated financial information presents the consolidated results of operations of the Company as if the acquisition of the Acquired Companies occurred at the beginning of the respective periods. The unaudited pro forma financial data does not purport to represent what PentaStar's combined results of operations would actually have been if such transactions in fact had occurred on those dates and are not necessarily representative of PentaStar's combined results of operations for any future period. Since the Acquired Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance. Costs and expenses associated with the corporate office and management of PentaStar are included in the 1999 net loss.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                 (UNAUDITED)
Revenue.....................................................  $5,507     $6,657
Net income (loss) from continuing operations................    (622)       567
Net income (loss) from continuing operations per
  share -- basic and diluted................................  $(0.13)    $ 0.12

4. SHAREHOLDERS' EQUITY

  Preferred Stock

     The Board of Directors has the authority, without further action by the shareholders, to issue up to 1,000,000 shares of preferred stock, in one or more series and to determine dividends and other rights and preferences for the preferred stock.

     The Company issued Series A preferred stock to BACE Investments, LLC on October 25, 1999 as payment in full of the principal amount of notes payable issued by BACE Investments, LLC to the Company for financing of the Company's operations prior to the Offering.

     The Series A preferred stock has a stated value of $1,000 per share and bears dividends on the stated value at a rate of 5% per annum, payable annually. In the event of dissolution, liquidation or winding up of the Company, the Series A preferred stock has a preference to the holders of the common stock in an amount equal to the stated value, plus the unpaid dividends, whether or not declared, thereon. The Series A preferred stock has no voting rights, redemption or conversion features and rates junior to any other preferred stock.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

  Common Stock

     In connection with the organization and initial capitalization of PentaStar, the Company issued 3,129,997 shares of common stock at $.0001 par value which gives retroactive effect to a 3,417.96 for 1 stock split during 1999.

     On October 26, 1999, the Company successfully completed the Offering. The Offering resulted in the sale of 1,297,845 shares of the common stock (includes underwriters over-allotment purchase of an additional 47,845 shares), resulting in proceeds of $10,714, net of cash offering costs of $2,265. These proceeds were used to finance the cash consideration and payment of certain assumed liabilities of the acquisitions of the Acquired Companies and will be used to make other complementary acquisitions or investments and for working capital, systems investment and other general corporate purposes.

     Upon completion of the Offering, the Company sold to the representative of the underwriters for a nominal cost, warrants to purchase 125,000 shares of common stock. These warrants will become exercisable one year after the effective date of the Offering at a per share exercise price of 120% of the initial public offering price and will expire five years from the effective date of the Offering. The common stock issuable on exercise of the warrants is subject to certain adjustments to protect the holder from dilution. Upon completion of the Offering, the Company issued options to purchase 20,000 shares to a consultant for executive placement services. The options were immediately vested and are exercisable at the initial public offering price. The options expire in 10 years. The fair value of the warrants and options issued was $489 and $126 respectively, as determined by the Black-Scholes pricing model. The assumptions used in the model were as follows:

Risk-free interest rate.....................................       5.6%
Expected years until exercise...............................   5 and 10
Expected stock volatility...................................        42%
Dividend yield..............................................       0.0%

     The Company issued 370,000 shares of its common stock to shareholders of the Acquired Companies as partial consideration in the acquisition of the Acquired Companies (see Note 3).

     The Company adopted its stock option plan on August 13, 1999. The Company has reserved 1,000,000 shares of its common stock for issuance pursuant to the exercise of options granted under the Company's stock option plan (see Note 6).

5. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases various office facilities from certain shareholders and other office facilities from unrelated parties under long-term leases. The Company subleases a portion of one of its leases to an unrelated party. Generally, the Company is required to pay executory costs such as property taxes, maintenance and insurance.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

     As of December 31, 1999, future minimum lease payments required under operating leases are as follows:

                                                                                        NET
                                                           MINIMUM       TOTAL       OBLIGATION
                                              GROSS       SUBLEASE        NET        TO RELATED
                                            OBLIGATION   COMMITMENTS   OBLIGATION     PARTIES
                                            ----------   -----------   ----------    ----------
Years Ending December 31 --
2000......................................     $307         $ 51          $256          $ 72
2001......................................      262           51           211            72
2002......................................      181           38           143            24
2003......................................       --           --            --            --
2004......................................       --           --            --            --
Thereafter................................       --           --            --            --
                                               ----         ----          ----          ----
                                               $750         $140          $610          $168
                                               ====         ====          ====          ====

     Total facilities rent expense, net of sublease payments, was $52 for the period from inception (March 15, 1999) through December 31, 1999, of which, $18 represents rent expense for the related party leases.

  Employment Agreements

     The Company has entered into employment agreements with a key executive of Access and a key executive of ICM. These employment agreements generally prohibit such individuals from disclosing confidential information and trade secrets and restrict such individuals from competing with the Company for a period of one to two years following termination of employment. The initial term of these employment agreements is the earlier of a change in control of the Company as defined in those agreements or five years.

  Litigation

     The Company is involved in litigation arising in the ordinary course of business. It is the opinion of management that the outcome of such litigation will not have a material effect on the Company's results of operations or financial position.

6. STOCK OPTIONS

     On August 13, 1999, the Board of Directors adopted the PentaStar Communications, Inc. Stock Option Plan (the "Stock Option Plan") for the purpose of attracting and retaining certain key employees of the Company. The Stock Option Plan will terminate on the tenth anniversary of the date of its adoption, unless earlier terminated by the Board of Directors pursuant to the terms of the Stock Option Plan. The Stock Option Plan is administered by the Incentive Plan Committee which is comprised of members of the Board of Directors. The Stock Option Plan provides that an aggregate of 1,000,000 of the Company's authorized shares be reserved for future grants under the Stock Option Plan. The exercise price of incentive stock options granted pursuant to the Stock Option Plan cannot be less than 100% of the fair market value of the common stock on the date of the grant and the term of these options cannot exceed ten years.

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Stock Option Plan activity for the period from inception (March 15, 1999) through December 31, 1999 is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              OPTIONS    PRICE
                                                              -------   --------
Options outstanding, beginning of period....................       --    $   --
Granted.....................................................  407,950     10.22
Exercised...................................................       --        --
                                                              -------    ------
Options outstanding, end of period..........................  407,950    $10.22
                                                              =======    ======

     Exercise prices for employee awards outstanding as of December 31, 1999 are as follows:

  OPTIONS OUTSTANDING
------------------------     RANGE OF      OPTIONS EXERCISABLE
          REMAINING LIFE     EXERCISE      -------------------
NUMBER      (IN YEARS)         PRICE        NUMBER     PRICE
-------   --------------   -------------   --------   --------
382,950        9.82        $       10.00    93,750     $10.00
 25,000        9.92        $       13.63        --         --
-------                                     ------
407,950        9.83        $10.00-$13.63    93,750     $10.00
=======                                     ======

     Pro forma disclosure information regarding net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation using the fair value method prescribed by that statement. Since the options granted during 1999 had exercise prices which were greater than or equal to the fair value of the common stock on the date of grant, no compensation expense was recognized in the statement of operations for the period from March 15, 1999 through December 31, 1999. The following table reflects the pro forma net loss had the Company elected to adopt the fair value method prescribed by SFAS No. 123:

  Net loss:
     As reported...................................  $ (433)
     Pro forma.....................................  $ (812)
  Earnings per share:
     As reported basic and diluted.................  $(0.12)
     Pro forma basic and diluted...................  $(0.23)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

     The weighted-average fair value of options granted during 1999 was $3.46 per share. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were as follows:

Risk-free interest rate................................  5.6%
Expected years until exercise..........................    4
Expected stock volatility..............................   42%
Dividend yield.........................................  0.0%

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

7. RELATED-PARTY TRANSACTIONS

     The Company leases its corporate office facilities from BACE Real Estate, LLC pursuant to a 36-month term agreement for $3 per month. BACE Real Estate, LLC is an affiliate of BACE Investments, LLC, which is the largest shareholder of the Company.

     The Company is a party to a consulting agreement with BIBD, LLC, a venture between BACE Industries, LLC (an affiliate of BACE Investments, LLC) and Black Diamond Capital, LLC (a significant shareholder of the Company). Under the agreement, BIBD assists in identifying potential acquisition candidates and other financial consulting. The agreement commenced on September 1, 1999 and provides for payment of a monthly fee that varies depending on the Company's annualized revenues and reimbursement of defined expenses. The Company made payments to BIBD, LLC of $67 during the period from inception (March 15, 1999) through December 31, 1999.

     The Company leases certain operating company office facilities from the previous sole shareholder of Access for $3 per month. This lease expires on December 31, 2001.

     In connection with the acquisition of ICM, the Company acquired a note receivable from Network Communications, Inc. ("NCI"). NCI is owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. At December 31, 1999, NCI owed the Company $601 under the terms of the note receivable for cash advances, commissions payable to ICM and shared expenses. Subsequent to December 31, 1999, the Company acquired the assets of NCI pursuant to an Asset Purchase Agreement for cash and forgiveness of the outstanding balance of the note receivable (see Note 9).

8. INCOME TAXES

     The benefit for income taxes consists of the following for the period from inception (March 15, 1999) through December 31, 1999:

Deferred benefit:
  Federal...................................................   $211
  State.....................................................     33
                                                               ----
          Total.............................................   $244
                                                               ====

     A reconciliation of the statutory income tax rate to the benefit for income taxes is as follows:

Federal income tax at statutory rate........................   34.0%
State income taxes, net of federal tax effect...............    3.3
Goodwill amortization and other.............................   (1.2)
                                                               ----
          Total benefit.....................................   36.1%
                                                               ====

     Deferred income taxes result from differences in the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The current net deferred tax liability results from the Company's conversion from the cash basis method to the accrual basis method for income tax reporting. The noncurrent deferred tax assets and (liabilities), result principally from the following:

Cash to accrual conversion..................................   $(71)
Property basis..............................................    (35)
Net operating losses........................................    382
Other.......................................................     47
                                                               ----
          Net deferred tax asset............................   $323
                                                               ====

     In connection with the acquisition of Access, the Company acquired operating loss carryforwards for federal income tax purposes of approximately $585, expiring in various years from 2013 to 2018. During 1999,

                PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES the Company generated approximately $438 of additional operating loss carryforward which will expire in 2019.

9. SUBSEQUENT EVENTS

     On February 18, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Bell Atlantic's 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Bell Atlantic, Bell South, Southwestern Bell and Sprint. Approximately 75% and 71% of UST's revenues were from commissions paid from Bell Atlantic in 1999 and 1998, respectively. The purchase price consideration consisted of $182 in cash paid at closing, the issuance of 5,980 shares of the Company's common stock and the assumption of approximately $2,500 of liabilities. The Company also assumed the on-going obligations under various agreements relating to the acquired assets.

     On February 18, 2000, the Company signed a definitive agreement to acquire the assets of Eastern Telecom, Inc. ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The acquisition of the assets of ETI is contingent upon receipt of the approval of the shareholders of VSI Enterprises, Inc., which is the parent company of ETI. Terms of the definitive agreement provide for a purchase price for the assets to consist of approximately $2,100 in cash, the issuance of the Company's common stock with a fair market value of $950 and the assumption of certain liabilities at closing. In addition, there is a potential earnout payment based upon the combined earnings of ETI and UST for the year ending December 31, 2000.

     On February 22, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of NCI. NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has carrier agreements with Qwest, AT&T and GST Telecom. NCI is owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. The purchase price paid for the assets consisted of cash of $10 and the cancellation of a $601,000 note receivable from NCI to the Company.

     On March 17, 2000, the Company completed the acquisition of the assets of ParTel Communications, Inc. ("ParTel"). ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona, primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST and sells primarily high-end, data oriented products. Historically, all of ParTel's revenues have been generated from commissions paid by U S WEST. The purchase price consideration consisted of $519 in cash paid at closing and the issuance of 30,310 shares of the Company's common stock. At the time the acquisition of ParTel was consummated, the Company loaned $500 (interest at the prime rate plus 1%) to a corporation controlled by the former shareholders of ParTel. The loan will be due not later than December 31, 2001, and is personally guaranteed by the former shareholders. In addition, there is a potential earnout payment based upon the adjusted earnings of ParTel for the year ending December 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  ICM Communications Integration, Inc.:

     We have audited the accompanying balance sheets of ICM Communications Integration, Inc. (a Washington corporation) as of October 25, 1999 and December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICM Communications Integration, Inc. as of October 25, 1999 and December 31, 1998, and the results of its operations and its cash flows for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 19, 2000.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $    2         $  138
  Accounts receivable, net..................................     1,306          1,229
  Related party receivable..................................        --             27
  Prepaid expenses and other................................       100             79
                                                                ------         ------
          Total current assets..............................     1,408          1,473
Related party note receivable...............................       568            281
Property and equipment, net.................................       150            178
                                                                ------         ------
          Total assets......................................    $2,126         $1,932
                                                                ======         ======

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................    $  324         $  101
  Compensation related accruals.............................       561            465
  Deferred revenue..........................................       260            159
  Shareholder note payable..................................        29             31
  Line of credit............................................       151              4
  Income taxes payable......................................        37             37
  Deferred income taxes.....................................       146            302
                                                                ------         ------
          Total current liabilities.........................     1,508          1,099
                                                                ------         ------
Deferred income taxes.......................................        19             --
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value; 1,000,000 shares authorized;
     514,000 shares issued and outstanding..................        --             --
  Retained earnings.........................................       599            833
                                                                ------         ------
          Total shareholders' equity........................       599            833
                                                                ------         ------
          Total liabilities and shareholders' equity........    $2,126         $1,932
                                                                ======         ======

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                PERIOD FROM
                                                                JANUARY 1 TO      YEAR ENDED
                                                                OCTOBER 25,      DECEMBER 31,
                                                                    1999             1998
                                                              ----------------   ------------
Revenues:
  Advanced communications services..........................       $2,718           $3,681
  Basic dial tone services..................................          527              594
                                                                   ------           ------
                                                                    3,245            4,275
                                                                   ------           ------
Costs and expenses:
  Salaries and commissions..................................        2,322            2,746
  Other general and administrative expenses.................        1,285              952
                                                                   ------           ------
                                                                    3,607            3,698
                                                                   ------           ------
          Income (loss) from operations.....................         (362)             577
                                                                   ------           ------
Other (income) expense:
  Interest income...........................................           (1)              (9)
  Interest expense..........................................           10                1
                                                                   ------           ------
          Other (income) expense, net.......................            9               (8)
                                                                   ------           ------
Income (loss) before provision for income taxes.............         (371)             585
Provision (benefit) for income taxes........................         (137)             200
                                                                   ------           ------
Net income (loss)...........................................       $ (234)          $  385
                                                                   ======           ======

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          COMMON STOCK                    TOTAL
                                                         ---------------   RETAINED   SHAREHOLDERS'
                                                         SHARES   AMOUNT   EARNINGS      EQUITY
                                                         ------   ------   --------   -------------
Balances, December 31, 1997............................   520      $ 10     $ 476         $ 486
  Retirement of repurchased shares.....................    (6)      (10)      (28)          (38)
  Net income...........................................    --        --       385           385
                                                          ---      ----     -----         -----
Balances, December 31, 1998............................   514        --       833           833
  Net loss.............................................    --        --      (234)         (234)
                                                          ---      ----     -----         -----
Balances, October 25, 1999.............................   514      $ --     $ 599         $ 599
                                                          ===      ====     =====         =====

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              PERIOD FROM
                                                              JANUARY 1 TO    YEAR ENDED
                                                              OCTOBER 25,    DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................     $(234)         $ 385
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Deferred income tax benefit............................      (137)           (47)
     Depreciation...........................................        38             37
     Gain on disposition of assets..........................        (7)            --
     Provision for uncollectible accounts...................       116            141
     Changes in operating assets and liabilities --
       Accounts receivable, net.............................      (166)          (621)
       Prepaid expenses and other...........................       (21)           (28)
       Accounts payable and accrued expenses................       319            154
       Income taxes payable.................................        --            160
       Deferred revenue.....................................       101            110
                                                                 -----          -----
          Net cash provided by operating activities.........         9            291
                                                                 -----          -----
Cash flows from investing activities:
  Purchase of property and equipment........................       (11)           (96)
  Advances to related parties...............................      (287)          (225)
  Proceeds from disposition of assets.......................         8             --
                                                                 -----          -----
          Net cash used in investing activities.............      (290)          (321)
                                                                 -----          -----
Cash flows from financing activities:
  Net change in line of credit..............................       147              4
  Treasury stock repurchase.................................        (2)            (7)
  Payments on capital lease obligations.....................        --            (10)
                                                                 -----          -----
          Net cash provided by (used in) financing
            activities......................................       145            (13)
                                                                 -----          -----
Net decrease in cash and cash equivalents...................      (136)           (43)
Cash and cash equivalents, beginning of period..............       138            181
                                                                 -----          -----
Cash and cash equivalents, end of period....................     $   2          $ 138
                                                                 =====          =====
Supplemental schedule of noncash investing and financing
  activities:
  Acquisition of treasury stock for note payable............     $  --          $  38
                                                                 =====          =====
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................     $  10          $   1
                                                                 =====          =====
  Cash paid for taxes.......................................     $  --          $  88
                                                                 =====          =====

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)
1. BUSINESS AND ORGANIZATION

     The financial statements reflect the historical cost of assets and liabilities and results of operations of ICM Communications Integration, Inc., a Washington corporation (the "Company"), incorporated on January 3, 1995. On October 26, 1999, PentaStar Communications, Inc. ("PentaStar"), through a wholly owned subsidiary, closed an Agreement and Plan of Merger, pursuant to which the Company was merged into PentaStar.

  Dependence Upon U S WEST

     The Company acts as a sales agent for and generated substantially all of its revenues from U S WEST Communications, Inc. ("U S WEST"), a regional Bell operating company. The loss of the relationship with U S WEST or a material diminishment in the volume of business with U S WEST would adversely affect the Company. Management believes the Company could become a sales agent for another provider with comparable terms if it were to lose its relationship with U S WEST.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations. Property and equipment consists of the following:

                                                ESTIMATED USEFUL   OCTOBER 25,   DECEMBER 31,
                                                 LIFE IN YEARS        1999           1998
                                                ----------------   -----------   ------------
Computer and telephone equipment..............     3-5                $177           $191
Office furniture and fixtures.................      7                   63             40
                                                                      ----           ----
                                                                       240            231
Less: accumulated depreciation................                         (90)           (53)
                                                                      ----           ----
          Property and equipment, net.........                        $150           $178
                                                                      ====           ====

     Depreciation expense was approximately $38 and $37 for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998, respectively.

  Revenue Recognition

     Revenue and the related commissions expense are recognized in the month when services are installed by U S WEST. Deferred revenue in the accompanying balance sheets represents cash collected from U S WEST on uninstalled services.

     Beginning in 1998, the Company received advanced communication service commissions from a related entity for telecommunication agency services not related to U S WEST. The revenue approximated $83 and

                      ICM COMMUNICATIONS INTEGRATION, INC.

$32 for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998, respectively.

     The Company has not received payment for certain installed services of $865 and $1,018 at October 25, 1999 and December 31, 1998, respectively. The delay in payment for these disputed items has been due to deficiencies in documentation between the Company and U S WEST and discrepancies in the amounts believed receivable from U S WEST. An allowance of $238 and $240 at October 25, 1999 and December 31, 1998, respectively, has been established for these disputed receivables.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates which could change in the near future include the allowance provided for disputed receivables.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and borrowings. The carrying value of these financial instruments on the accompanying balance sheets approximates their fair value because of their short-term nature.

  Concentration of Credit Risk

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains their cash in institutions, which the Company considers of high credit quality. The balances, at times, may exceed federally insured limits. Credit risk with respect to accounts receivable is limited due to the credit worthiness of the Company's major customer, U S WEST. Management does not anticipate significant credit losses from such financial instruments.

  Asset Impairment

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets, which are held and used in operations would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. If an asset is determined to be impaired, it is written down to its fair value.

  Advertising and Promotion

     Advertising and promotional related expenses are charged to operations when incurred or the first time the advertising occurs. Advertising expense totaled $18 and $30 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively.

  Income Taxes

     Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using current enacted tax rates. The provision for income taxes includes the amount due for the current period and the change in deferred taxes between periods.

     A valuation allowance is provided for a portion or all of the deferred tax asset when it is more likely than not that the Company will not be able to realize the benefits of the deferred tax assets in future years.

                      ICM COMMUNICATIONS INTEGRATION, INC.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 no later than the first fiscal quarter of 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities. The Company has not determined the impact of adopting SFAS No. 133.

3. BORROWINGS

  Line of Credit

     In June 1997, the Company established a line of credit with SeaFirst Bank, which permits the Company to borrow up to $50 at a rate equal to the prime rate plus 3% (11.25% and 10.75% at October 25, 1999, and December 31, 1998,
respectively). The line of credit expires on November 5, 1999. A related party, who is a shareholder and director, guarantees borrowings under the agreement. The credit line was increased to $150 in April of 1999 and three additional shareholders and directors became guarantors. The Company had outstanding balances under this line of credit of $151 and $4 at October 25, 1999, and December 31, 1998, respectively. Subsequent to October 25, 1999, in connection with the acquisition of the Company by PentaStar, the line of credit was paid in full.

4. OPERATING LEASES

     The Company leases three office facilities in Bellevue, Washington and Portland, Oregon. The Company sublet a portion of one of the Bellevue, Washington leases to a related party through August 1999 and began subletting to an unrelated party in September 1999. The Company is required to pay executory costs such as property taxes, maintenance and insurance under its operating leases.

     As of October 25, 1999, future minimum lease payments required under operating leases, net of sublease payments, are as follows:

                                                                     MINIMUM
                                                        GROSS       SUBLEASE        NET
                                                      OBLIGATION   COMMITMENTS   OBLIGATION
                                                      ----------   -----------   ----------
Period from October 26, 1999 to December 31, 1999...     $ 34         $  8          $ 26
Years ended December 31 --
  2000..............................................      208           51           157
  2001..............................................      190           51           139
  2002..............................................      157           38           119
                                                         ----         ----          ----
                                                         $589         $148          $441
                                                         ====         ====          ====

     Rent expense, net of sublease payments, charged to operations totaled approximately $129 and $106 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively. Sublease charges to the related party were $33 and $16 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively.

                      ICM COMMUNICATIONS INTEGRATION, INC.

5. INCOME TAXES

     The (benefit) provision for income taxes consists of the following:

                                                              PERIOD FROM
                                                              JANUARY 1 TO    YEAR ENDED
                                                              OCTOBER 25,    DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Current (benefit) provision:
  Federal...................................................     $  --           $213
  State.....................................................        --             34
                                                                 -----           ----
          Total current.....................................        --            247
                                                                 -----           ----
Deferred (benefit) provision:
  Federal...................................................      (119)           (41)
  State.....................................................       (18)            (6)
                                                                 -----           ----
          Total deferred....................................      (137)           (47)
                                                                 -----           ----
  (Benefit) provision for income taxes......................     $(137)          $200
                                                                 =====           ====

     A reconciliation of the statutory income tax rate to the provision for income taxes is as follows:

                                                              PERIOD FROM
                                                              JANUARY 1 TO    YEAR ENDED
                                                              OCTOBER 25,    DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Federal income tax at statutory rate........................      34.0%          34.0%
State income taxes, net of federal tax effect...............       3.3            3.3
Other.......................................................      (0.4)          (3.1)
                                                                  ----           ----
          Total provision...................................      36.9%          34.2%
                                                                  ====           ====

     The tax effects of temporary differences, representing deferred tax assets and liabilities, result principally from the following:

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Current deferred tax assets (liabilities):
  Accounts receivable, prepaids and other...................     $(644)        $(595)
  Deferred revenue..........................................        97            59
  Payables and accruals.....................................       343           144
  Allowance for disputed receivables........................        58            90
                                                                 -----         -----
          Net current deferred tax liability................     $(146)        $(302)
                                                                 =====         =====
Deferred tax liability:
  Property basis............................................     $ (19)        $  --

6. RETIREMENT SAVING PLAN

     The Company adopted an IRA plan in October 1997. Under the plan, qualified employees may elect to defer up to $6 of their calendar year compensation. The plan provides for contributions by the Company to match the first 3% of the qualified compensation. The Company may match less than 3%, but not below 1%, in no more than two out of the past five years. Alternatively, the Company may contribute 2% of compensation to all eligible employees, whether or not they participate in the plan. The Company's contributions were $24 for both the period from January 1, 1999 to October 25, 1999, and the year ended December 31, 1998.

                      ICM COMMUNICATIONS INTEGRATION, INC.

7. RELATED-PARTY TRANSACTIONS

  Noncurrent Receivable

     The Company has a note receivable from a related entity. The related entity and the Company have some common shareholders. The receivable consists of cash advances, commissions receivable from sales made on behalf of the related entity and shared expenses. Management believes that the amount is fully collectible and repayments will begin in the year 2000. The balance was approximately $568 and $281 at October 25, 1999 and December 31, 1998, respectively.

     Amounts charged to the related entity for the shared expenses, commissions earned from the sales made on behalf of the related entity and cash advances to the related entity were as follows:

                                                              PERIOD FROM
                                                              JANUARY 1 TO    YEAR ENDED
                                                              OCTOBER 25,    DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Commission earned...........................................      $83            $ 32
Salaries and bonuses........................................       67              53
Other expenses..............................................       41              63
Cash advances...............................................       96             102

  Current Receivables

     The Company had a note receivable from one of its shareholders. Interest accrued at 12% per annum and the monthly principal and interest payments were $1. The note was paid in July 1999.

     The Company had a $25 non-interest bearing receivable from a related entity outstanding at December 31, 1998. The advance was repaid in July 1999.

  Shareholder Notes Payable

     In November of 1998, the Company repurchased six shares of no-par stock from a shareholder for $38. Consideration for the repurchase was a note payable with monthly payments of $3, maturing in October of 1999. Interest accrued at a rate of 6% per annum.

  Sublease Income

     From October 1998 through August 1999, the Company sublet space to a related entity. The terms of the sublease mirrored the terms of the master lease. The related entity was responsible for all lease payments and related property expenses.

  Guarantees

     In June 1997, a shareholder and director guaranteed the Company's line of credit from SeaFirst Bank. Subsequent to December 31, 1998, the loan was amended, to include among other things, additional shareholders and directors as guarantors.

8. COMMITMENTS AND CONTINGENCIES

  Litigation

     The Company is involved in litigation arising in the ordinary course of business. It is the opinion of management that the outcome of this litigation will not have a material effect on the financial position of the Company.

                      ICM COMMUNICATIONS INTEGRATION, INC.

9. SUBSEQUENT EVENT

     On October 26, 1999, the Company was merged into PentaStar. The purchase consideration consisted of approximately $1,619 in cash, 165,000 shares of PentaStar common stock and assumption of liabilities. Additional shares of PentaStar common stock may be issued to one of the shareholders based upon the relative earnings performance of the Company to that of other acquired companies of PentaStar.

     In determining the cash portion of the consideration, the purchase agreement distinguishes, by definition, the liabilities of the Company at October 25, 1999, between retained and non-retained liabilities. Non-retained liabilities represent pre-acquisition liabilities deducted from the cash consideration otherwise payable to the shareholders and consist of the following at October 25, 1999:

Accounts payable and accrued expenses.......................  $294
Income taxes payable........................................    37
Shareholder note payable....................................    29
Line of credit..............................................   151
Related-party note payable..................................    25
                                                              ----
                                                              $536
                                                              ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  DMA Ventures, Inc., dba Access Communications:

     We have audited the accompanying balance sheets of DMA Ventures, Inc. dba Access Communications (a Colorado corporation) as of October 25, 1999 and December 31, 1998, and the related statements of operations, shareholder's equity and cash flows for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMA Ventures, Inc. as of October 25, 1999 and December 31, 1998, and the results of its operations and its cash flows for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  February 2, 2000.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................     $  1           $ 83
  Accounts receivable, net..................................      319            179
  Prepaid expenses and other................................       20             46
  Deferred income taxes.....................................      163            149
  Net current assets of discontinued operations.............       --             60
                                                                 ----           ----
          Total current assets..............................      503            517
                                                                 ----           ----
Property and equipment, net.................................      346            399
                                                                 ----           ----
          Total assets......................................     $849           $916
                                                                 ====           ====

                          LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Related party borrowings..................................     $  4           $  5
  Current maturities of long-term borrowings................       76             72
  Current maturities of capital leases......................       45             63
  Line of credit............................................      202             --
  Accounts payable..........................................       40             71
  Accrued expenses..........................................      182            161
  Income taxes payable......................................       --             82
  Deferred revenue..........................................       76            114
                                                                 ----           ----
          Total current liabilities.........................      625            568
                                                                 ----           ----
Long-term borrowings........................................       87            185
Capital lease obligations...................................        9             18
Deferred income taxes.......................................       16             --
Commitments and contingencies
Shareholder's equity:
  Common stock, no par value; 25,000,000 shares authorized;
     10,000,000 shares issued and outstanding...............      114              1
  Preferred stock, no par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........       --             --
  Retained (deficit) earnings...............................       (2)           144
                                                                 ----           ----
          Total shareholder's equity........................      112            145
                                                                 ----           ----
          Total liabilities and shareholder's equity........     $849           $916
                                                                 ====           ====

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              PERIOD FROM
                                                              JANUARY 1 TO     YEAR ENDED
                                                              OCTOBER 25,     DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Revenues:
  Advanced communications services..........................     $1,457          $2,038
  Basic dial tone services..................................        111             344
                                                                 ------          ------
                                                                  1,568           2,382
                                                                 ------          ------
Costs and expenses:
  Salaries and commissions..................................      1,138           1,201
  Other general and administrative expenses.................        479             577
                                                                 ------          ------
                                                                  1,617           1,778
                                                                 ------          ------
          Income (loss) from operations.....................        (49)            604
                                                                 ------          ------
Other (income) expense:
  Interest income...........................................         --              (3)
  Interest expense..........................................         37              52
  Other expense.............................................         27              --
                                                                 ------          ------
          Other (income) expense, net.......................         64              49
                                                                 ------          ------
Income (loss) from continuing operations before provision
  for income taxes..........................................       (113)            555
Provision (benefit) for income taxes........................        (41)            212
                                                                 ------          ------
Net income (loss) from continuing operations................        (72)            343
Loss from discontinued operations (less applicable income
  tax benefit of $42 and $219, respectively)................        (74)           (370)
                                                                 ------          ------
          Net loss..........................................     $ (146)         $  (27)
                                                                 ======          ======

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK        PREFERRED STOCK     RETAINED         TOTAL
                                  --------------------    ----------------    EARNINGS     SHAREHOLDER'S
                                    SHARES      AMOUNT    SHARES    AMOUNT    (DEFICIT)       EQUITY
                                  ----------    ------    ------    ------    ---------    -------------
Balances, December 31, 1997.....  10,000,000     $  1        --      $ --       $ 239          $ 240
  Distributions to
     shareholder................          --       --        --        --         (68)           (68)
  Net loss......................          --       --        --        --         (27)           (27)
                                  ----------     ----      ----      ----       -----          -----
Balances, December 31, 1998.....  10,000,000        1        --        --         144            145
  Contribution from
     shareholder................          --      113        --        --          --            113
  Net loss......................          --       --        --        --        (146)          (146)
                                  ----------     ----      ----      ----       -----          -----
Balances, October 25, 1999......  10,000,000     $114        --      $ --       $  (2)         $ 112
                                  ==========     ====      ====      ====       =====          =====

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              PERIOD FROM
                                                              JANUARY 1 TO     YEAR ENDED
                                                              OCTOBER 25,     DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................     $(146)          $ (27)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Deferred income tax provision..........................         2             203
     Depreciation...........................................        62              79
     Provision for uncollectible accounts...................        27              10
     Changes in operating assets and liabilities --
       Accounts receivable, net.............................      (167)            (65)
       Prepaid expenses and other...........................        26             (17)
       Payables and accrued expenses........................       (92)           (340)
       Deferred revenue.....................................       (38)             19
       Discontinued operations..............................        60             (86)
                                                                 -----           -----
          Net cash used in operating activities.............      (266)           (224)
                                                                 -----           -----
Cash flows from investing activities:
  Purchase of property and equipment........................       (35)            (13)
  Proceeds from sale of property and equipment..............        26              --
                                                                 -----           -----
          Net cash used in investing activities.............        (9)            (13)
                                                                 -----           -----
Cash flows from financing activities:
  Increase in line of credit................................       202              --
  Principal payments on related-party borrowings............        (1)            (67)
  Principal payments on long-term borrowings................       (94)            (49)
  Payments on capital lease.................................       (27)            (87)
  Distributions to shareholder..............................        --             (68)
  Capital contribution......................................       113              --
                                                                 -----           -----
          Net cash provided by (used in) financing
            activities......................................       193            (271)
                                                                 -----           -----
Net decrease in cash and cash equivalents...................       (82)           (508)
Cash and cash equivalents, beginning of period..............        83             591
                                                                 -----           -----
Cash and cash equivalents, end of period....................     $   1           $  83
                                                                 =====           =====
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................     $  37           $  67
                                                                 =====           =====
  Cash paid for taxes.......................................     $  --           $  12
                                                                 =====           =====

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

                         NOTES TO FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

1. BUSINESS AND ORGANIZATION

     The financial statements reflect the historical cost of assets and liabilities and results of operations of DMA Ventures, Inc. dba Access Communications, a Colorado corporation (the "Company") incorporated on August 10, 1993. Prior to May 1, 1999, the Company was a network integrator, focused on converging technologies for voice, data and video communication ("Hardware Business") and a sales agent for U S WEST Communications, Inc. ("U S WEST"), a regional Bell operating company. During 1999, the Company decided to discontinue the operations of the Hardware Business. On October 26, 1999, PentaStar Communications, Inc. ("PentaStar"), through a wholly-owned subsidiary, closed an Agreement and Plan of Merger, pursuant to which the Company was merged into PentaStar.

  Fiscal Year

     The Company's fiscal year ends on July 31. The accompanying financial statements have been conformed to a December 31 year end in connection with the acquisition of the Company by PentaStar.

  Dependence Upon U S WEST

     The Company acts as a sales agent for and generated all of its continuing revenues from U S WEST. The loss of the relationship with U S WEST or a material diminishment in the volume of business with U S WEST would adversely affect the Company. Management believes the Company could become a sales agent for another provider with comparable terms if it were to lose its relationship with U S WEST.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the useful lives or the remaining lease term.

     Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Property and equipment consists of the following:

                                                ESTIMATED USEFUL   OCTOBER 25,   DECEMBER 31,
                                                 LIFE IN YEARS        1999           1998
                                                ----------------   -----------   ------------
Computer and telephone equipment..............     3-6                $ 282         $ 250
Office furniture and equipment................     5-10                 111           112
Leasehold improvements........................     3-10                 139           140
Vehicles......................................      5                    39            74
                                                                      -----         -----
                                                                        571           576
Less: accumulated depreciation................                         (225)         (177)
                                                                      -----         -----
Property and equipment, net...................                        $ 346         $ 399
                                                                      =====         =====

     Depreciation expense was $62 and $79 for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998, respectively.

  Revenue Recognition

     Revenue and the related commissions expense are recognized in the month when services are installed by U S WEST. Deferred revenue in the accompanying balance sheets represents cash collected from U S WEST on uninstalled services.

     The Company has not received payment for certain installed services of $247 and $150, as of October 25, 1999, and December 31, 1998, respectively, due to a dispute with U S WEST. The delay in payment for these disputed items has been due to deficiencies in documentation between the Company and U S WEST and discrepancies in the amounts believed receivable from U S WEST. An allowance of $115 and $180 at October 25, 1999, and December 31, 1998, respectively, has been established for the Company's receivables.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates which could change in the near future include the allowance for disputed receivables.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The carrying value of these financial instruments in the accompanying balance sheets approximates their fair value because of their short-term nature.

  Concentration of Credit Risk

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains their cash in institutions which the Company considers of high credit quality. The balances, at times, may exceed federally insured limits. Credit risk with respect to accounts receivable is limited due to the credit worthiness of the Company's primary customer, U S WEST. Management does not anticipate significant credit losses from such financial instruments.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Asset Impairment

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets which are held and used in operations would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. If an asset is determined to be impaired, it is written down to its fair value.

  Advertising and Promotion

     Advertising and promotional related expenses are charged to operations when incurred or the first time the advertising appears. Advertising expense for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998 was not significant.

  Income Taxes

     Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using current enacted tax rates. The provision for income taxes includes the amount due for the current period and the change in deferred taxes between periods.

     A valuation allowance is provided for a portion or all of the deferred tax asset when it is more likely than not that the Company will not be able to realize the benefits of the deferred tax assets in future years.

  Stock-Based Compensation

     The Company accounts for its stock-based employee compensation agreements using the intrinsic value method under which no compensation is generally recognized for options granted to employees with an exercise price equal to or greater than the fair market value of the underlying stock. Equity instruments granted to non-employees are recorded at fair value on the date of grant.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year classifications.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 no later than the first fiscal quarter of 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities. The Company has not determined the impact of adopting SFAS No. 133.

3. BORROWINGS

  Line of Credit

     The Company had a line of credit with Colorado Business Bank, N.A. which permitted the Company to borrow up to $350 at a rate equal to the prime rate plus 1% (9.25% and 8.75% at October 25, 1999 and December 31, 1998,
respectively). The line of credit was renewed on a yearly basis. Borrowings under the agreement were collateralized by all accounts, inventory, equipment and general intangibles of the Company, as well as shareholder owned marketable securities and the shareholder's life insurance policy. The Company's borrowings were limited to 75% of the total accounts receivable balance less than ninety days (approximately $154 borrowing limitation at October 25, 1999). At October 25, 1999, there was an outstanding balance of

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$202 under this line. Subsequent to October 25, 1999, in connection with the acquisition of the Company by PentaStar, the line of credit was paid in full.

  Notes Payable

     At October 25, 1999, and December 31, 1998 notes payable consisted of the following:

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Note payable to Colorado Business Bank, N.A., Denver,
Colorado; interest at 9.5% per annum; collateralized by all
accounts, inventory, equipment, general intangibles, and
shareholder owned marketable securities; cross
collateralized with the line of credit; co-borrower with the
Company's shareholder and an officer; payable in monthly
installments of $6.3; due April 2002........................     $163           $220
Note payable to Lexus Financial Services Corporation;
interest at 8.5% per annum; collateralized by a vehicle;
payable in monthly principal and interest installments of
$.884; due April 2002. Paid October 1999....................       --             31
Note payable to Colorado Business Bank, N.A., Littleton,
Colorado; interest at 10.5% per annum; collateralized by a
vehicle; payable in monthly principal and interest
installments of $.798; paid August 1999.....................       --              6
Note payable to shareholder; interest at the annual federal
rate (5.5% and 5.1% at October 25, 1999 and December 31,
1998, respectively), unsecured..............................        4              5
                                                                 ----           ----
                                                                  167            262
Less: current maturities....................................      (80)           (77)
                                                                 ----           ----
Long-term borrowings, net of current maturities.............     $ 87           $185
                                                                 ====           ====

     Subsequent to October 25, 1999, in connection with the acquisition of the Company by PentaStar, outstanding balances under notes payable were paid in full.

  Capital Leases

     The Company leased certain office furniture and equipment under agreements which were classified as capital leases. Cost of such assets at October 25, 1999, and December 31, 1998 totaled $258 and $237, respectively and accumulated amortization totaled $98 and $76, respectively. Subsequent to October 25, 1999, in connection with the acquisition of the Company by PentaStar, all capital lease obligations were paid in full.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. OPERATING LEASES:

     The Company leases office and warehouse facilities from its shareholder and other office space and equipment from unrelated parties under long-term leases expiring in various years through the year 2001. Generally, the Company is required to pay executory costs such as property taxes, maintenance and insurance.

     As of October 25, 1999, future minimum lease payments required under operating leases were as follows:

                                                                       RELATED
                                                              OTHERS   PARTIES
                                                              ------   -------
For the period from October 26, 1999 to December 31, 1999...   $ 8       $ 6
Years ending December 31,
  2000......................................................    27        36
  2001......................................................    --        36
  2002......................................................    --        --
  2003......................................................    --        --
  Thereafter................................................    --        --
                                                               ---       ---
                                                               $35       $78
                                                               ===       ===

     Total rent expense charged to income for leases totaled $73 and $79 for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998, respectively, of which, $30 and $36 represents rent expense for related-party leases, respectively.

5. INCOME TAXES:

     The (benefit) provision for income taxes consists of the following:

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Current (benefit):
  Federal...................................................     $(74)         $(182)
  State.....................................................      (11)           (28)
                                                                 ----          -----
          Total current.....................................      (85)          (210)
Deferred provision:
  Federal...................................................        2            176
  State.....................................................       --             27
                                                                 ----          -----
          Total deferred....................................        2            203
                                                                 ----          -----
  Benefit for income taxes..................................     $(83)         $  (7)
                                                                 ====          =====

     A reconciliation of the statutory income tax rate to the benefit for income taxes from continuing operations is as follows:

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Federal income tax at statutory rate........................     34.0%          34.0%
State income taxes, net of federal tax effect...............      3.3            3.3
Other.......................................................     (1.0)            .9
                                                                 ----           ----
          Total provision...................................     36.3%          38.2%
                                                                 ====           ====

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes result from differences in the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following:

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Current deferred tax assets (liabilities):
  Accounts receivable and allowance.........................     $(114)         $(52)
  Accrued expenses..........................................        59           127
  Net operating loss carry forward..........................       218            56
  Other.....................................................        --            18
                                                                 -----          ----
          Net current deferred tax asset....................     $ 163          $149
                                                                 =====          ====
Deferred tax liability:
  Property basis............................................     $ (16)         $ --

     The Company has generated net operating losses of approximately $585 for federal income tax purposes, expiring in various years from 2013 to 2018.

6. STOCK OPTION PLAN

     In February 1998, the Company adopted a stock option plan, which provides for the granting of options to employees, directors and consultants. A maximum of 700,000 shares of common stock may be issued under the plan. The option price, number of shares and grant date are determined at the discretion of the Company's Board of Directors. The exercise price of the options granted has been established at no less than the fair value at the date of grant. Options granted under the plan expire ten years after the grant date and vest 1/12th on the last day of each fiscal quarter.

     A summary of option transactions for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999 and options outstanding at October 25, 1999 and December 31, 1998 are shown below:

                                                              NUMBER OF
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Options Granted in 1998.....................................   551,500        $0.33
Exercised...................................................        --           --
                                                              --------        -----
  Outstanding at December 31, 1998..........................   551,500         0.33
Options Granted in 1999.....................................    22,500         0.33
Forfeited...................................................  (310,000)        0.33
Exercised...................................................        --           --
                                                              --------        -----
  Outstanding at October 25, 1999...........................   264,000        $0.33
                                                              ========        =====
Exercisable at December 31, 1998............................   140,250        $0.33
                                                              ========        =====
Exercisable at October 25, 1999.............................   121,792        $0.33
                                                              ========        =====

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                -------------------------------   --------------------------
                                       WEIGHTED                     WEIGHTED
                          REMAINING    AVERAGE                      AVERAGE
RANGE OF                     LIFE      EXERCISE                     EXERCISE
EXERCISE PRICE  NUMBER    (IN YEARS)    PRICE     NUMBER    PRICE    PRICE
--------------  -------   ----------   --------   -------   -----   --------
$0.33           241,500      8.42       $0.33     119,501   $0.33    $0.33
$0.33            22,500      9.57       $0.33       2,291   $0.33    $0.33
                -------      ----       -----     -------   -----    -----
                264,000      8.52       $0.33     121,792   $0.33    $0.33
                =======      ====       =====     =======   =====    =====

     The fair value of the options granted was $0.06 and $0.05 per share for options granted during 1999 and 1998, respectively. Had the Company's stock based compensation cost been determined using their fair value at the grant date, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                              OCTOBER 25,   DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Net Income:
  As reported...............................................     $(146)         $(27)
  Pro forma.................................................      (150)          (32)

     The above fair value was determined using the minimum value method (no volatility assumed), a risk free interest rate of 5.6% and 4.55% for 1999 and 1998, respectively, an expected life of four years and no dividend payout.

7. RETIREMENT SAVING PLAN

     The Company maintains a qualified retirement savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their compensation, subject to Internal Revenue Service limits. The plan allows for discretionary contributions to be made by the Company. No Company contributions were made for the period from January 1, 1999 to October 25, 1999, or for the year ended December 31, 1998. The plan is administered by a third party.

8. COMMITMENTS AND CONTINGENCIES

  Guarantees

     In December 1995, the Company, acting as a co-borrower with its shareholder and an officer, obtained a loan from Key Bank ("Key Bank"). The funds were used to purchase, among other items, real estate owned by the shareholder and officer. The loan was secured by the real estate, through a Deed of Trust dated December 28, 1995. In May 1996, the U.S. Small Business Administration ("SBA") guaranteed the Key Bank loan, which resulted in the Deed of Trust being transferred to the SBA. In August 1998, the Key Bank debt balance was paid in full, with proceeds obtained by the shareholder and officer from the Colorado Business Bank. The Company is a guarantor on the Colorado Business Bank note. The real estate securing the note has been leased by the Company since April 1996.

     The Colorado Business Bank note bears interest at 9% and is due in monthly principal and interest installments of $1. The note is secured by a first deed of trust and an assignment of rents between the Company and its shareholder. In November 1999, the shareholder paid off the outstanding balance of $116 and, accordingly, the Company no longer guarantees the note.

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Litigation

     The Company is involved in litigation arising in the ordinary course of business. It is the opinion of management that the outcome of any such litigation will not have a material effect on the financial statements of the Company.

9. DISCONTINUED OPERATIONS

     During February 1999, management approved a formal plan to dispose of the Company's Hardware Business. Operations related to this business ceased on April 30, 1999, with the completion of all installations. The Company reduced its labor force, eliminated all inventories, and wrote-down the value of the property and equipment. As a result of this decision, the Company has reflected the operations of the Hardware Business as discontinued operations in the accompanying financial statements.

     Net current assets of discontinued operations as of December 31, 1998 are as follows:

Current Assets:
  Accounts receivable, net..................................   $284
  Inventory.................................................    178
                                                               ----
          Total current assets..............................    462
                                                               ----
Current Liabilities:
  Accounts payable and accrued expenses.....................   $274
  Deferred revenue..........................................    128
                                                               ----
          Total current liabilities.........................   $402
                                                               ----
          Net assets of discontinued operations.............   $ 60
                                                               ====

     The results of discontinued operations were as follows:

                                                             PERIOD FROM
                                                             JANUARY 1 TO     YEAR ENDED
                                                             OCTOBER 25,     DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
Revenues...................................................     $ 817           $3,223
Costs and expenses.........................................       933            3,812
                                                                -----           ------
          Loss from discontinued operations................     $(116)          $ (589)
                                                                =====           ======

                               DMA VENTURES, INC.
                           DBA ACCESS COMMUNICATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. SUBSEQUENT EVENT

     On October 26, 1999, the Company was merged into PentaStar. The purchase consideration consisted of approximately $189 in cash, 205,000 shares of PentaStar common stock and assumption of liabilities. Additional shares of PentaStar common stock may be issued to one of the shareholders based upon the relative earnings performance of the Company to that of other acquired companies of PentaStar.

     In determining the cash portion of the consideration, the purchase agreement distinguishes, by definition, the liabilities of the Company at October 25, 1999, between retained and non-retained liabilities. Non-retained liabilities represent preacquisition liabilities deducted from the cash consideration otherwise payable to the sole shareholder and consist of the following at October 25, 1999:

Related party borrowings....................................  $  4
Long term borrowings........................................   163
Capital leases..............................................    54
Line of credit..............................................   202
Accounts payable............................................    19
Accrued expenses............................................    56
                                                              ----
                                                              $498
                                                              ====

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
           2.1*          Agreement and Plan of Merger dated August 13, 1999 among
                         PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA
                         Ventures, Inc. and its principal shareholder, Jeffrey A.
                         Veres.
           2.2*          Agreement and Plan of Merger dated August 13, 1999 among
                         PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM
                         Communications Integration, Inc. and the shareholders of ICM
                         Communications Integration, Inc.
           2.3           Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications,
                         Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                         Inc. and the Shareholders of ICM Communications Integration,
                         Inc. dated October 20, 1999.
           2.4           Second Letter Agreement amending letter agreement dated as of October 20, 1999 by and among PentaStar Communication,
                         Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                         Inc. and the Shareholders of ICM Communications Integration,
                         Inc. which amended the Agreement and Plan of Merger dated as of August 13, 1999 by and among the same parties, dated
                         December 27, 1999.
           2.5           Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications,
                         Inc., OC Mergerco 1, Inc., DMA Ventures, Inc. and Jeffery
                         Veres, dated October 20, 1999.
           3.1           Restated Certificate of Incorporation.
           3.2           Certificate of Amendment to Restated Certificate of
                         Incorporation.
           3.3           Restated Bylaws.
           4.1*          Specimen stock certificate representing shares of common
                         stock of PentaStar Communications, Inc.
           4.2           Warrant for the purchase of common stock.
           4.3           Certificate of Designation of Series A Preferred Stock.
          10.1*          PentaStar Communications, Inc. Stock Option Plan.**
          10.2*          Strategic Agent Sales Agreement by and between U S WEST
                         Communications, Inc. and Access Communications dated
                         February 15, 1998, as amended by memorandum dated March 24,
                         1999.
          10.3*          Strategic Agent Sales Agreement by and between U S WEST
                         Communications, Inc. and ICM Communications Integration,
                         Inc. dated February 13, 1998, as amended by memorandum dated
                         March 24, 1999.
          10.4*          Consulting Agreement effective September 1, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and BIBD, LLC.
          10.5*          Employment and Noncompetition Agreement entered into as of
                         August 13, 1999 between PentaStar Communications, Inc. and
                         Jeffrey A. Veres.**
          10.6           Amended and Restated Principal Stockholder's Escrow and
                         Contingent Stock Agreement among PentaStar Communications,
                         Inc., OC Mergerco 1, Inc. and Jeffrey A. Veres.
          10.7           Amended and Restated Principal Stockholder's Escrow and
                         Contingent Stock Agreement among PentaStar Communications,
                         Inc., OC Mergerco 2, Inc. and Dennis W. Schillinger.
          10.8*          Lease Agreement between BACE Real Estate, LLC and PentaStar
                         Communications, Inc.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
          10.9*          Stock Purchase Agreement dated March 31, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and Robert S. Lazzeri and Lock-up Agreement dated
                         October 8, 1999 among PentaStar Communications, Inc.,
                         Schneider Securities, Inc., BACE Investments, LLC, Black
                         Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                         Veres.
          10.10*         Stock Purchase Agreement dated March 31, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and Black Diamond Capital, LLC and Lock-up Agreement
                         dated October 8, 1999 among PentaStar Communications, Inc.,
                         Schneider Securities, Inc., BACE Investments, LLC, Black
                         Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                         Veres.
          10.11*         Stock Purchase Agreement dated March 31, 1999 between
                         Optimal Communications, Inc. (nka PentaStar Communications,
                         Inc.) and Jeffrey A. Veres and Lock-up Agreement dated
                         October 8, 1999 among PentaStar Communications, Inc.,
                         Schneider Securities, Inc., BACE Investments, LLC, Black
                         Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                         Veres.
          10.12*         Lock-up Agreement dated October 8, 1999 among PentaStar
                         Communications, Inc., Schneider Securities, Inc., BACE
                         Investments, LLC, Black Diamond Capital, LLC, Robert S.
                         Lazzeri and Jeffrey A. Veres.
          10.13*         Business Lease dated April 10, 1996 between Jeffrey and
                         Linda Veres and DMA Ventures, Inc. (dba Access
                         Communications) and First Amendment to Lease dated August
                         13, 1999.
          10.14          Escrow Agreement among BACE Investments, LLC, Black Diamond
                         Capital, LLC, PentaStar Communications, Inc., Schneider
                         Securities, Inc. and American Securities Transfer & Trust,
                         Inc.
          21.1           Subsidiaries of PentaStar Communications, Inc.
          27.1           Financial Data Schedule.

---------------

 * Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-85281).

**  Management contract or compensatory plan or arrangement.