Form 10QSB
period 2000-03-31
PENTASTAR COMMUNICATIONS INC
filed 2000-05-15
CIK 1093221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

                   FOR THE TRANSITION PERIOD FROM_____ TO_____

                         Commission file number 0-27709


                         PentaStar Communications, Inc.
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                       84-1502003
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    1522 BLAKE STREET, DENVER, COLORADO 80202
                    (Address of principal executive offices)

                                 (303) 825-4400
                           (Issuer's telephone number)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2000, the number of shares outstanding of the issuers common stock, par value $.0001 per share, were 4,915,132.
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements................................................... F-1
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................   2

                                     PART II

Item 1.  Legal Proceedings .....................................................   6
Item 2.  Changes in Securities .................................................   6
Item 3.  Defaults Upon Senior Securities .......................................   6
Item 4.  Submission of Matters to a Vote of Security Holders ...................   6
Item 5.  Other Information .....................................................   6
Item 6.  Exhibits and Reports on Form 8-K ......................................   6

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

          PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999........................... F-2
          Consolidated Statement of Operations for the Three Months Ended March 31, 2000................... F-3
          Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000................... F-4
          Notes to Consolidated Financial Statements....................................................... F-5

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                     March 31,    December 31,
                          ASSETS                                       2000          1999
                                                                     --------      --------
                                                                   (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents ....................................     $  4,907      $  8,137
  Accounts receivable, net .....................................        2,583         1,092
  Inventory ....................................................          149            --
  Prepaid expenses and other ...................................          510           203
  Related party note receivable ................................           --           601
                                                                     --------      --------
          Total current assets .................................        8,149        10,033
Property and equipment, net ....................................        1,608           555
Deferred income taxes ..........................................          562           323
Related party note receivable ..................................          502            --
Other assets ...................................................           84            45
Goodwill, net ..................................................        8,109         4,459
                                                                     --------      --------
          Total assets .........................................     $ 19,014      $ 15,415
                                                                     ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................     $  1,523      $    170
  Other accrued liabilities ....................................          337            65
  Related party acquisition payables ...........................          120           326
  Accrued compensation .........................................          975           541
  Deferred revenue .............................................          898           393
  Current portion of capital leases ............................           28            --
  Deferred income taxes ........................................           97            97
                                                                     --------      --------
          Total current liabilities ............................        3,978         1,592

Long term portion of capital leases ............................          156            --
                                                                     --------      --------
          Total liabilities ....................................        4,134         1,592
                                                                     --------      --------
Commitments and contingencies
Shareholders' equity:
  Series A preferred stock, $1,000 stated value; 1,000,000
     shares authorized; 86 shares issued and outstanding .......           87            86
  Common stock, $.0001 par value; 20,000,000 shares
     authorized; shares issued and outstanding - 4,915,132 as of
     March 31, 2000 and 4,797,842 as of December 31, 1999 ......            1             1
  Additional paid-in capital ...................................       15,727        14,169
  Retained deficit .............................................         (935)         (433)
                                                                     --------      --------
          Total shareholders' equity ...........................       14,880        13,823
                                                                     --------      --------
          Total liabilities and shareholders' equity ...........     $ 19,014      $ 15,415
                                                                     ========      ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

Revenue:
  Advanced communications services ...............     $     2,418
  Basic dial tone services .......................           1,715
  Product sales ..................................             307
                                                       -----------
                                                             4,440
                                                       -----------
Costs and expenses:
  Salaries and commissions .......................           3,875
  Cost of product sales ..........................             131
  Other general and administrative expenses ......             977
  Depreciation and amortization ..................             295
                                                       -----------
                                                             5,278
                                                       -----------
          Loss from operations ...................            (838)
                                                       -----------
Other (income) expense:
  Interest income ................................            (103)
  Interest expense ...............................               5
                                                       -----------
          Other (income) expense, net ............             (98)
                                                       -----------
Loss before benefit for income taxes .............            (740)
Benefit for income taxes .........................             239
                                                       -----------
Net loss .........................................     $      (501)
                                                       ===========

Preferred dividends ..............................              (1)
                                                       -----------
Net loss - common shareholders ...................     $      (502)
                                                       ===========
Basic and diluted net loss per common share ......     $     (0.10)
Weighted-average common shares outstanding .......       4,806,557
                                                       ===========


           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

Cash flows from operating activities:
  Net loss ......................................................     $  (501)
  Adjustments to reconcile net loss to net cash
     used in operating activities-- .............................
     Depreciation and amortization ..............................         295
     Deferred income tax benefit ................................        (239)
     Changes in operating assets and liabilities--
       Accounts receivable, net .................................           6
       Inventory ................................................          28
       Prepaid expenses and other ...............................          19
       Accounts payable and accrued liabilities .................        (549)
       Deferred revenue .........................................          81
                                                                      -------
          Net cash used in operating activities .................        (860)
                                                                      -------
Cash flows from investing activities:
  Purchase of property and equipment ............................        (101)
  Amounts advanced against contingent purchase consideration ....        (500)
  Payment of related party acquisition payables .................        (206)
  Acquisitions, net of cash acquired ............................      (1,536)
  Other .........................................................          (8)
                                                                      -------
          Net cash used in investing activities .................      (2,351)
                                                                      -------
Cash flows from financing activities:
  Payments on capital lease obligations .........................         (19)
                                                                      -------
          Net cash used in financing activities .................         (19)
                                                                      -------
Net decrease in cash and cash equivalents .......................      (3,230)
Cash and cash equivalents, beginning of period ..................       8,137
                                                                      -------
Cash and cash equivalents, end of period ........................     $ 4,907
                                                                      =======


           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                         PENTASTAR COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS AND ORGANIZATION

     PentaStar Communications, Inc., a Delaware corporation ("PentaStar" or the "Company"), was founded on March 15, 1999, to become a multi-regional company that designs, sells and facilitates the installation and usage of communications services for small and medium-size business customers. On October 26, 1999 PentaStar, through its wholly-owned subsidiaries, acquired the outstanding capital stock and other equity interests of DMA Ventures, Inc., dba Access Communications ("Access") and ICM Communications Integration, Inc. ("ICM") and completed an initial public offering of its common stock (the "Offering").

     Upon closing of the acquisitions of Access, ICM and the Offering, PentaStar commenced its business operations as a sales agent for communications services including local access, long distance, wireless and internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' specific needs. In the first quarter of fiscal 2000 the Company acquired four communications services agents to expand its operations (see Note 5).

     The financial statements as of and for the three months ended March 31, 2000, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for the period. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The accompanying statements of operations and cash flows do not include a comparative period for 1999 as the Company had no operations in that period.

2. NEW ACCOUNTING STANDARDS

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's accounting policies are consistent with the guidance provided in SAB No. 101 and its implementation in the second quarter of fiscal 2000 is not expected to have a significant effect on the results of operations or financial position of the Company.

3. INVENTORIES

     Inventories consist of finished goods and refurbished and used equipment held for resale in the ordinary course of business. Inventories are carried at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

4. EARNINGS PER SHARE

     The Company applies SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of stock options and warrants using the treasury stock method. Outstanding options and warrants exercisable into 113,750 shares of common stock have been excluded from the calculation of diluted loss per share as they are antidilutive.

5. BUSINESS COMBINATIONS

     In the first quarter of fiscal 2000, PentaStar completed the acquisition of four communications services agents. Following is a summary of the acquisitions.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Bell Atlantic's 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Bell Atlantic, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277 in cash including acquisition costs, the issuance of 5,980 shares of the Company's common stock with a fair market value of $100 and the assumption of liabilities.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of NCI Communications, Inc. ("NCI"). NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has agency agreements with Qwest, AT&T and GST Telecom. NCI was owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. The purchase consideration consisted of $18 in cash including acquisition costs and the cancellation of a $601 note receivable from NCI to PentaStar.

     PentaStar acquired ParTel, Inc. ("ParTel") by merger. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST and sells primarily high-end, data-oriented products. The initial purchase consideration consisted of $606 in cash including acquisition costs and the issuance of 30,310 shares of the Company's common stock with a fair market value of $539. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by ParTel for the year ending December 31, 2000.

     PentaStar, through a wholly-owned subsidiary, acquired Resource Communications, Inc. ("Resource") by merger. Resource, based in Dublin, California, is a full-service communications agent, which furnishes communication solutions to customers in Northern California. Resource is one of the largest Cable & Wireless long distance master agents and a significant Pacific Bell authorized sales representative. The initial purchase consideration consisted of $1,037 of cash including acquisition costs and the issuance of 81,250 shares of the Company's common stock. Of the 81,250 of issued shares, 50,000 shares with a fair market value of $919 were placed in an indemnification escrow until March 31, 2001. The remaining 31,250 shares were placed in escrow until March 15, 2001 to be released upon Resource attaining certain performance criteria for the year ending December 31, 2000. As a result, the fair market value of the 31,250 shares has not been reflected in the initial purchase consideration. At the time the performance criteria is met, the additional consideration will be treated as goodwill and recorded on the balance sheet. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by Resource for the period from January 1, 2000 to June 30, 2001.

     The acquisitions discussed above were recorded using the purchase method of accounting by which the purchase consideration was allocated to the identifiable assets and liabilities of the acquired companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase consideration was as follows:



Purchase Consideration:
Cash .........................     $1,681
PentaStar common stock .......      1,558
Acquisition costs ............        257
                                   ------
                                   $3,496
                                   ======

     Of the total purchase consideration of $3,496, $1,132 was allocated to property and equipment, ($1,223) to net working capital, ($166) to noncurrent liabilities and $3,753 to goodwill. The financial statements reflect a preliminary allocation of the purchase price, to be finalized upon evaluation of certain assets and liabilities acquired. Goodwill will be amortized over a twenty year period. The difference between the results of operations subsequent to the closing of each transaction and the results of operations assuming each transaction was closed on January 1, 2000, is not significant.

     In addition to the above acquisition terms, certain shareholders of the acquired companies have entered into escrow and contingent stock agreements with PentaStar upon closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interest in their acquired companies. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company will receive back from escrow all, some or none of the shares placed in escrow. In addition, based again upon the relative earnings performance of the acquired company, that shareholder may receive additional shares of common stock from PentaStar. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the acquired companies.

     In connection with the acquisition of ParTel, the Company advanced $500 to Par.com, Inc. ("Par.com"). Par.com is a corporation controlled by the former shareholders of ParTel. The promissory note bears interest at the prime rate plus 1%. The principal and accrued interest is due on December 31, 2001, unless the Company becomes obligated to make payment under the earnout provisions of the ParTel acquisition agreement, at which time the required obligation would be applied to payment on the promissory note. The promissory note is secured by a security and pledge agreement whereby the assets of Par.com and the Company's common stock issued in the acquisition are collateral to secure payment under the promissory note. Certain former shareholders of ParTel have also personally guaranteed payment.

6. SUBSEQUENT EVENTS

     In the first quarter of fiscal 2000, the Company signed a definitive agreement to acquire the assets of Eastern Telecom, Inc. ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The acquisition of the assets of ETI is contingent upon receipt of the approval of the shareholders of VSI Enterprises, Inc., which is the parent company of ETI. Terms of the definitive agreement provide for a purchase price for the assets to consist of approximately $2,100 in cash, the issuance of the Company's common stock with a fair market value of $950 and the assumption of certain liabilities at closing. In addition, there is a potential earnout payment based upon the combined earnings of ETI and UST for the year ending December 31, 2000. The acquisition is expected to close in May 2000.

     In the second quarter of fiscal 2000, PentaStar signed a definitive agreement to acquire the Network Services Group of Telecomm Industries Corp. ("TCMM"). TCMM's Network Services Group is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. Under the terms of the purchase agreement, the consideration for the transaction is approximately $7.1 million in the Company's common stock and cash, the assumption of $6.2 million in debt and the assumption of certain operating liabilities. Approximately $4.5 million of the debt assumed is secured by $6.2 million of the future commissions, due to PentaStar from the existing Ameritech contracts, which will be realized over the next several years. In addition, there are potential earnout payments to TCMM based upon certain operating performance criteria during the period from April 1, 2000 through March 31, 2001.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in Item 1 of the Company's Annual Report on Form 10-KSB for the period from inception (March 15,
1999) through December 31, 1999 and the Company's Registration Statement on Form SB-2 (Registration No. 333-85281) under the heading "Risk Factors" and include:

     o The Company's lack of combined operating history and its untested business model.

     o    The Company's success in carrying out its acquisition strategy.

     o The Company's reliance on regional bell operating companies and other service providers for communications services.

     o The Company's ability to increase revenues from service providers other than local access service providers.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of and for the three months ended March 31, 2000. The statements of operations and cash flows for the three months ended March 31, 2000 included in the financial statements do not include a comparative period for 1999 as a result of PentaStar having no operations during the three months ended March 31, 1999. Accordingly, the following discussion does not include a comparison to a prior year period.

OVERVIEW

     PentaStar was incorporated on March 15, 1999 under Delaware law. Through the acquisitions of existing communications services agents in major metropolitan areas, we have become a leading communications services agent for communications services including local access, long distance, wireless and Internet services for voice and data communications. We design, procure and facilitate the installation and use of communications services to best meet our customers' needs. We currently act as a sales agent for Bell Atlantic, US WEST Communications, Cable & Wireless, Pacific Bell, BellSouth, Southwestern Bell, Sprint, Qwest, Epoch Internet and other communications services providers. We plan to continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

     Substantially all of our revenues are generated from the commissions we receive from selling communications services as agents for communications service providers. We are paid a commission by each service provider. Currently we primarily sell advanced communications services and basic dial tone services for the local access market to facilitate data, voice and video communications. We expect that, over time, the percentage of advanced communications services revenues will increase as a percentage of revenues because of increased demand for, and availability of, these services. Basic dial tone services in general are telephone connections, voice messaging and call management services. Advanced communications services are all other voice and data communications services, including:

     o    data transmission oriented services;

     o    dedicated high-capacity transmission services;

     o high speed real time communications access, including digital subscriber line, or DSL;

     o packet-based transmission for wide area networks, including frame relay service; and

     o an advanced digital network for data, video, voice and Internet traffic, including ISDN.

     In addition to acting as a sales agent for local access, long distance, wireless and Internet, we also offer, to a limited extent, products such as telephone equipment and the related hardware installation.

     Salaries and commissions expenses consist principally of salary and incentive compensation that our operating companies pay their sales and marketing, operations and engineering support and administrative staff.

     Cost of product sales consists of the cost of the product sold and any subcontract labor incurred in installing the equipment.

     Other general and administrative expenses include communications expenses, office rent and utilities, travel and marketing for the operating companies. These expenses also include the operations and staffing related to our corporate office.

     We experience some seasonal variations in our businesses. Orders for communications services tend to slow in the last quarter of the calendar year due to customers' budgetary constraints. Generally, orders increase in the first quarter of the following year. Because of the time lag between order and installation, revenues in the first four months of each calendar year are typically below the average of revenues for the remaining portion of the year.

Recent Acquisitions.

     In the first quarter of fiscal 2000, we completed the acquisition of or signed definitive agreements to acquire six communications services agents. Following is a summary of our acquisition activity.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Bell Atlantic's 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Bell Atlantic, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277,000 in cash including acquisition costs, the issuance of 5,980 shares of the Company's common stock with a fair market value of $100,000 and the assumption of liabilities.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of NCI Communications, Inc. ("NCI"). NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has agency agreements with Qwest, AT&T and GST Telecom. NCI was owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. The purchase consideration consisted of $18,000 in cash including acquisition costs and the cancellation of a $601,000 note receivable from NCI to PentaStar.

     PentaStar acquired ParTel, Inc. ("ParTel") by merger. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST and sells primarily high-end, data-oriented products. The initial purchase consideration consisted of $606,000 in cash including acquisition costs and the issuance of 30,310 shares of the Company's common stock with a fair market value of $539,000. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by ParTel for the year ending December 31, 2000.

     PentaStar, through a wholly-owned subsidiary, acquired Resource Communications, Inc. ("Resource") by merger. Resource, based in Dublin, California, is a full-service communications agent, which furnishes communication solutions to customers in Northern California. Resource is one of the largest Cable & Wireless long distance master agents and a significant Pacific Bell authorized sales representative. The initial purchase consideration consisted of $1,037,000 of cash including acquisition costs and the issuance of 81,250 shares of the Company's common stock. Of the 81,250 of issued shares, 50,000 shares with a fair market value of $919,000 were placed in an indemnification escrow until March 31, 2001. The remaining 31,250 shares were placed in escrow until March 15, 2001 to be released upon Resource attaining certain performance criteria for the year ending December 31, 2000. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by Resource for the period from January 1, 2000 to June 30, 2001.

     In the first quarter of fiscal 2000, PentaStar signed a definitive agreement to acquire the assets of Eastern Telecom, Inc. ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The acquisition of the assets of ETI is contingent upon receipt of the approval of the shareholders of VSI Enterprises, Inc., which is the parent company of ETI. Terms of the definitive agreement provide for a purchase price for the assets to consist of approximately $2,100,000 in cash, the issuance of the Company's common stock with a fair market value of $950,000 and the assumption of certain liabilities at closing. In addition, there is a potential earnout payment based upon the combined earnings of ETI and UST for the year ending December 31, 2000. The acquisition is expected to close in May 2000.

     In the second quarter of fiscal 2000, PentaStar signed a definitive agreement to acquire the Network Services Group of Telecomm Industries Corp ("TCMM"). TCMM's Network Services Group is Ameritech's largest agent and a distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. Under the terms of the purchase agreement, the consideration for the transaction is approximately $7.1 million in the Company's common stock and cash, the assumption of $6.2 million in debt and the assumption of certain operating liabilities. Approximately $4.5 million of the debt assumed is secured by $6.2 million of future commissions, due to PentaStar from the existing Ameritech contracts, which will be realized over the next several years. In addition, there are potential earnout payments to TCMM based upon certain operating performance criteria during the period from April 1, 2000 through March 31, 2001.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000

     Revenues. Revenues consist principally of commissions from sales of communications services as an agent for communications services providers. We recorded revenue of $2,418,000 resulting from sales of advanced communications services, $1,715,000 from sales of basic dial tone services and $307,000 from product sales. The acquisitions of UST, NCI, ParTel and Resource contributed significantly to the overall revenue levels. The acquisition of UST provided us with a telemarketing sales division. The telemarketing group focuses on high volume, lower revenue services, which accounts for the significant amount of basic dial tone services revenues recorded in the three months ended March 31, 2000.

     Costs and expenses. Salaries and commissions expense of $3,875,000 consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Cost of product sales of $131,000 consists of the cost of the equipment and subcontract labor attributable to the product sales. Other general and administrative expenses of $977,000 consists principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to our corporate office such as personnel costs, travel, insurance and professional fees. Depreciation and amortization expense of $295,000 consists of depreciation expense on the property and equipment and the amortization of goodwill associated with the acquisitions of the operating companies in fiscal 1999 and in the first quarter of fiscal 2000.

     Loss from operations. A loss from operations of $838,000 was recognized for the three months ended March 31, 2000.

     Other (income) expense, net. Other income, net, of $98,000 consists of $103,000 of interest income earned on our invested cash. As we utilize additional cash resources for operating needs and future acquisitions, we expect interest income to decrease. Interest expense includes interest expense on capital lease obligations assumed in the acquisition of UST.

     Income taxes. A benefit of $239,000 was recorded for the period representing an effective tax rate of 32.3%. The difference between the federal statutory rate of 34% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization.

     Net loss. A net loss of $501,000 was recognized for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used net cash of $860,000 for the three months ended March 31, 2000 which was primarily attributable to the net loss recognized during the period and the payment of accounts payable and accrued liabilities. The acquisition of UST included the assumption of approximately $2,441,000 in current liabilities. This use of cash primarily represents the payment of these assumed liabilities.

     We used cash of $2,351,000 in investing activities for the three months ended March 31, 2000 as a result primarily of our acquisition activity, the issuance of a promissory note and the purchase of property and equipment. We used cash of $1,742,000 to fund the cash consideration used to acquire UST, NCI, ParTel and Resource in the first quarter of fiscal 2000 and to also pay the remaining amounts due to the shareholders of our 1999 acquisitions of DMA Ventures, Inc. dba Access Communications and ICM Communications Integration, Inc. In connection with the acquisition of ParTel, we issued a promissory note in the amount of $500,000 to a corporation controlled by the former shareholders of ParTel. The principal and accrued interest is due no later than December 31, 2001. Property and equipment of $101,000 was purchased for the three months ended March 31, 2000.

     Our financing activities for the three months ended March 31, 2000 used cash of $19,000 for payments on capital lease obligations.

     We intend to fund future acquisitions through the remaining proceeds of our initial public offering, the issuance of common stock, internally generated cash flow and future borrowings.

     As of March 31, 2000, we had no outstanding debt. We believe we will be able to obtain a working capital line of credit or other debt financing, however, we may not be able to obtain this financing, or, if available, the terms of the financing may not be favorable to us or the shareholders without substantial dilution of ownership rights.

     We believe that the net proceeds from the initial public offering, cash flow from operations and future debt financing will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We will likely require additional equity or debt financing beyond that period, and possibly sooner, dependent upon the scope of the acquisition activity. We have not yet identified any sources of long-term financing.

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

     As of May 8, 2000, there were no material Year 2000 issues noted with any of our computer systems, or to our knowledge, to any third party that we do business with. No costs are expected to be incurred or accrued relating to the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's accounting policies are consistent with the guidance provided in SAB No. 101 and its implementation in the second quarter of fiscal 2000 is not expected to have a significant effect on the results of operations or financial position of the Company.



                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          (c.) During the period from January 1, 2000 through March 31, 2000,
               PentaStar sold unregistered securities as follows:

               o On February 18, 2000, PentaStar issued 5,980 shares of common stock to View Tech, Inc. as partial consideration for the acquisition of the assets of USTeleCenters, Inc. and Vermont Network Services Corporation.

               o On March 17, 2000, PentaStar issued 30,310 shares of common stock to the shareholders of ParTel, Inc. as partial consideration for the acquisition of ParTel, Inc. by merger.

               o On March 31, 2000, PentaStar issued 81,250 shares of common stock to the shareholders of Resource Communications, Inc. as partial consideration for the acquisition of Resource Communications, Inc. by merger.

               The sales and issuance of securities in the transactions described in paragraphs 1 through 3 above were deemed to be exempt from registration under the Securities Act by virtue of Rule 506. The persons or entities to whom the shares were issued are accredited investors.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are attached or incorporated by reference to the documents indicated which have previously been filed with the Securities and Exchange Commission.

          EXHIBIT
          NUMBER                       DESCRIPTION OF DOCUMENT

            2.6 Purchase Agreement dated January 7, 2000 among PentaStar Communications, Inc., OC Mergerco 3, Inc., Network Communications Integration, Inc. and the Shareholders of Network Communications Integration, Inc.
            2.7* Asset Purchase Agreement dated as of December 31, 1999 among OC Mergerco 4, Inc., USTeleCenters, Inc., Vermont Network Services Corporation and View Tech, Inc.
            2.8 Purchase Agreement dated February 18, 2000 among PentaStar Communications, Inc., OC Mergerco 4, Inc., VSI Network Solutions, Inc. and the Shareholder of VSI Network Solutions, Inc.
            2.9 Agreement and Plan of Merger dated January 1, 2000 among PentaStar Communications, Inc., Partel, Inc and the Shareholders of Partel, Inc.
            2.10** Agreement and Plan of Merger among PentaStar Communications, Inc. PentaStar Acquisition Corp. VI, Resource Communications, Inc. and the Shareholders of Resource Communications, Inc.
          10.15***   Bell Atlantic Authorized Agent Network Services
                     Marketing Agreement By and Between Bell Atlantic Network Services, Inc. and USTeleCenters
                     Effective Date: January 1, 1999.
           27.1      Financial Data Schedule

----------

  * Incorporated by reference from the Company's Current Report on Form 8-K dated February 18, 2000.

 ** Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 2000.

*** Filed herewith. The Company has applied for confidential treatment for portions of this Exhibit.

     (b) The issuer filed the following reports on Form 8-K during the fiscal quarter ended March 31, 2000:

     o    Current Report on Form 8-K dated February 18, 2000
     o    Current Report on Form 8-K dated February 18, 2000
     o    Current Report on Form 8-K dated February 23, 2000
     o    Current Report on Form 8-K dated March 17, 2000
     o    Current Report on Form 8-K dated March 31, 2000
     o    Current Report on Form 8-K dated March 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.

                                                PENTASTAR COMMUNICATIONS, INC.

                                                By: /s/  DAVID L. DUNHAM
                                                    ----------------------------
                                                    David L. Dunham
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
 ---------    ------------------------------------------------------------------
     2.6      Purchase Agreement dated January 7, 2000 among PentaStar
              Communications, Inc., OC Mergerco 3, Inc. , Network Communications
              Integration, Inc. and the Shareholders of Network Communications
              Integration, Inc.

     2.7*     Asset Purchase Agreement dated as of December 31, 1999 among OC
              Mergerco 4, Inc., USTeleCenters, Inc., Vermont Network Services
              Corporation and View Tech, Inc.

     2.8      Purchase Agreement dated February 18, 2000 among PentaStar
              Communications, Inc., OC Mergerco 4, Inc. , VSI Network Solutions,
              Inc. and the Shareholder of VSI Network Solutions, Inc.

     2.9      Agreement and Plan of Merger dated January 1, 2000 among PentaStar
              Communications, Inc., Partel, Inc and the Shareholders of Partel,
              Inc.

     2.10**   Agreement and Plan of Merger among PentaStar Communications, Inc.
              PentaStar Acquisition Corp. VI, Resource Communications, Inc. and the Shareholders of Resource Communications, Inc.

   10.15***   Bell Atlantic Authorized Agent Network Services Marketing
              Agreement By and Between Bell Atlantic Network Services, Inc. and
              USTeleCenters
              Effective Date: January 1, 1999.

    27.1      Financial Data Schedule

----------

  * Incorporated by reference from the Company's Current Report on Form 8-K dated February 18, 2000.

 ** Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 2000.

*** The Company has requested confidential treatment of certain portions of this Exhibit.