Form 10QSB
period 2000-06-30
PENTASTAR COMMUNICATIONS INC
filed 2000-08-14
CIK 1093221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-27709

                         PentaStar Communications, Inc.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                 84-1502003
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

            1660 WYNKOOP STREET, SUITE 1010, DENVER, COLORADO 80202
                    (Address of principal executive offices)

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

As of August 8, 2000, the number of shares outstanding of the issuer's common stock, par value $.0001 per share, was 5,251,453.
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements............................................... F-1
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   2

                                     PART II

Item 2.  Changes in Securities...............................................  6
Item 4.  Submission of Matters to a Vote of Security Holders.................  7
Item 6.  Exhibits and Reports on Form 8-K ...................................  7

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS


                             INDEX TO FINANCIAL STATEMENTS

PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of June 30, 2000 and
   December 31, 1999........................................................ F-2
Consolidated Statements of Operations for the Six Months Ended
   June 30, 2000 and for the Period from Inception (March 15, 1999)
   through June 30, 1999.................................................... F-3
Consolidated Statements of Operations for the Three Months Ended
   June 30, 2000 and 1999................................................... F-4
Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and for the Period from Inception (March 15, 1999)
   through June 30, 1999.................................................... F-5
Notes to Consolidated Financial Statements ................................. F-6

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          JUNE 30,      DECEMBER 31,
                         ASSETS                                             2000            1999
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
Current assets:
  Cash and cash equivalents .........................................   $      2,003    $      8,137
  Accounts receivable, net ..........................................          3,942           1,092
  Inventory .........................................................            168              --
  Prepaid commissions expense .......................................            755              45
  Prepaid expenses and other ........................................            459             158
  Related party note receivable .....................................             --             601
                                                                        ------------    ------------
          Total current assets ......................................          7,327          10,033
Property and equipment, net .........................................          2,685             555
Deferred income taxes ...............................................            431             323
Related party note receivable .......................................            515              --
Prepaid commissions expense, net of current portion .................          1,151              --
Other assets ........................................................            125              45
Goodwill, net .......................................................         21,630           4,459
                                                                        ------------    ------------
          Total assets ..............................................   $     33,864    $     15,415
                                                                        ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................   $      1,492    $        170
  Other accrued liabilities .........................................          1,000              65
  Related party acquisition payables ................................          1,136             326
  Accrued compensation ..............................................          1,429             541
  Deferred revenue ..................................................          1,037             393
  Current portion of capital leases .................................             23              --
  Current portion of long-term debt .................................            777              --
  Short-term acquisition debt obligation ............................          1,260              --
  Deferred income taxes .............................................            301              97
                                                                        ------------    ------------
          Total current liabilities .................................          8,455           1,592

  Long-term portion of capital leases ...............................            165              --
  Long-term debt, net of current portion ............................          3,627              --
                                                                        ------------    ------------
          Total liabilities .........................................         12,247           1,592
                                                                        ------------    ------------
Commitments and contingencies
Shareholders' equity:
  Series A preferred stock, $1,000 stated value; 1,000,000
     shares authorized; 86 shares issued and outstanding ............             88              86
  Common stock, $.0001 par value; 20,000,000 shares
     authorized; shares issued and outstanding - 5,251,453 as of
     June 30, 2000 and 4,797,842 as of December 31, 1999 ............              1               1
  Additional paid-in capital ........................................         23,182          14,169
  Retained deficit ..................................................         (1,654)           (433)
                                                                        ------------    ------------
          Total shareholders' equity ................................         21,617          13,823
                                                                        ------------    ------------
          Total liabilities and shareholders' equity ................   $     33,864    $     15,415
                                                                        ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
               AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                             THROUGH JUNE 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         2000             1999
                                                     -----------     -----------
Revenue:
  Advanced communications services ...............   $     7,152     $        --
  Basic dial tone services .......................         3,957              --
  Product sales and other ........................           881              --
                                                     -----------     -----------
                                                          11,990              --
                                                     -----------     -----------
Costs and expenses:
  Salaries and commissions .......................         9,769              --
  Cost of product sales ..........................           270              --
  Other general and administrative expenses ......         2,846               2
  Depreciation and amortization ..................           840              --
                                                     -----------     -----------
                                                          13,725               2
                                                     -----------     -----------
          Loss from operations ...................        (1,735)             (2)
                                                     -----------     -----------
Other (income) expense:
  Interest income ................................          (175)             --
  Interest expense and other .....................           162              --
                                                     -----------     -----------
          Other (income) expense, net ............           (13)             --
                                                     -----------     -----------
Loss before benefit for income taxes .............        (1,722)             (2)
Benefit for income taxes .........................           503              --
                                                     -----------     -----------
Net loss .........................................   $    (1,219)    $        (2)
                                                     ===========     ===========

Preferred dividends ..............................            (2)             --
                                                     -----------     -----------
Net loss - common shareholders ...................   $    (1,221)    $        (2)
                                                     ===========     ===========
Basic and diluted net loss per common share ......   $     (0.24)    $        --
Weighted-average common shares outstanding .......     5,029,005       3,129,997
                                                     ===========     ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       2000                 1999
                                                   -----------         -----------
Revenue:
  Advanced communications services .............   $     4,734         $        --
  Basic dial tone services .....................         2,242                  --
  Product sales and other ......................           574                  --
                                                   -----------         -----------
                                                         7,550                  --
                                                   -----------         -----------
Costs and expenses:
  Salaries and commissions .....................         5,894                  --
  Cost of product sales ........................           139                  --
  Other general and administrative expenses ....         1,869                   2
  Depreciation and amortization ................           545                  --
                                                   -----------         -----------
                                                         8,447                   2
                                                   -----------         -----------
          Loss from operations .................          (897)                 (2)
                                                   -----------         -----------
Other (income) expense:
  Interest income ..............................           (72)                 --
  Interest expense and other ...................           157                  --
                                                   -----------         -----------
          Other (income) expense, net ..........            85                  --
                                                   -----------         -----------
Loss before benefit for income taxes ...........          (982)                 (2)
Benefit for income taxes .......................           264                  --
                                                   -----------         -----------
Net loss .......................................   $      (718)        $        (2)
                                                   ===========         ===========

Preferred dividends ............................            (1)                 --
                                                   -----------         -----------
Net loss - common shareholders .................   $      (719)        $        (2)
                                                   ===========         ===========
Basic and diluted net loss per common share ....   $     (0.14)        $        --
Weighted-average common shares outstanding .....     5,251,453           3,129,997
                                                   ===========         ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
               AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                             THROUGH JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         2000         1999
                                                                      --------       ------
Cash flows from operating activities:
  Net loss ........................................................   $ (1,219)      $   (2)
  Adjustments to reconcile net loss to net cash
     used in operating activities--
     Depreciation and amortization ................................        840           --
     Deferred income tax benefit ..................................       (503)          --
     Changes in operating assets and liabilities--
       Accounts receivable, net ...................................      1,458           --
       Inventory ..................................................          9           --
       Prepaid expenses and other .................................        (39)         (25)
       Accounts payable and accrued liabilities ...................       (901)          --
       Deferred revenue ...........................................        220           --
                                                                      --------       ------
          Net cash used in operating activities ...................       (135)         (27)
                                                                      --------       ------
Cash flows from investing activities:
  Purchase of property and equipment ..............................       (327)          --
  Amounts advanced against contingent purchase consideration ......       (500)          --
  Related party acquisition payables ..............................        810           --
  Acquisitions, net of cash acquired ..............................     (4,870)          --
  Purchase price adjustment .......................................        271           --
  Payment of assumed acquisition debt .............................       (758)          --
  Other ...........................................................         19           --
                                                                      --------       ------
          Net cash used in investing activities ...................     (5,355)          --
                                                                      --------       ------
Cash flows from financing activities:
  Payments on capital lease obligations ...........................        (41)          --
  Payments on long-term debt ......................................       (129)          --
  Payments on short-term acquisition debt obligation ..............       (474)          --
  Proceeds from related party debt ................................         --           27
  Shareholders' contributions .....................................         --            1
                                                                      --------       ------
          Net cash provided by (used in) financing activities .....       (644)          28
                                                                      --------       ------
Net increase (decrease) in cash and cash equivalents ..............     (6,134)           1
Cash and cash equivalents, beginning of period ....................      8,137           --
                                                                      --------       ------
Cash and cash equivalents, end of period ..........................   $  2,003       $    1
                                                                      ========       ======
Noncash investing and financing activities:
  Purchase of property and equipment pursuant to capital lease.....   $     25       $   --

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         PENTASTAR COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

    Upon closing of the acquisitions of Access, ICM and the Offering, PentaStar commenced its business operations as a sales agent for communications services including local access, long distance, wireless and internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' specific needs. In the first and second quarters of fiscal 2000 the Company acquired four and two communications services agents, respectively to expand its operations (see Note 5).

    The financial statements as of June 30, 2000 and for the six months ended June 30, 2000, the period from inception (March 15, 1999) through June 30, 1999 and the three months ended June 30, 2000 and 1999, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for the period. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2. NEW ACCOUNTING STANDARDS

    In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's accounting policies are consistent with the guidance provided in SAB No. 101 and its implementation in the fourth quarter of fiscal 2000 is not expected to have a significant effect on the previously reported results of operations or financial position of the Company.

3. INVENTORIES

    Inventories consist of finished goods and refurbished and used equipment held for resale in the ordinary course of business. Inventories are carried at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

4. EARNINGS PER SHARE

    The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of stock options and warrants using the treasury stock method. Outstanding options and warrants exercisable into 113,750 shares of common stock have been excluded from the calculation of diluted loss per share as they are antidilutive.

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

    PentaStar acquired ParTel, Inc. ("ParTel") by merger. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST (now Qwest) and sells primarily high-end, data-oriented products. The initial purchase consideration consisted of $606 in cash including acquisition costs and the issuance of 30,310 shares of the Company's common stock with a fair market value of $539. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by ParTel for the year ending December 31, 2000.

    PentaStar, through a wholly-owned subsidiary, acquired Resource Communications, Inc. ("Resource") by merger. Resource, based in Dublin, California, is a full-service communications agent, which furnishes communication solutions to customers in Northern California. Resource is one of the largest Cable & Wireless long distance master agents and a significant Pacific Bell authorized sales representative. The initial purchase consideration consisted of $1,037 of cash including acquisition costs and the issuance of 81,250 shares of the Company's common stock. Of the 81,250 of issued shares, 50,000 shares with a fair market value of $919 were placed in an indemnification escrow until March 31, 2001. The remaining 31,250 shares were placed in escrow until March 15, 2001 to be released upon Resource attaining certain performance criteria for the year ending December 31, 2000. As a result, the fair market value of the 31,250 shares has not been reflected in the initial purchase consideration. When and if the performance criteria is met, the additional consideration will be treated as goodwill and recorded on the balance sheet. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by Resource for the period from January 1, 2000 to June 30, 2001.

    In the second quarter of fiscal 2000, PentaStar completed the acquisition of two communications services agents. Following is a summary of the acquisitions.

    PentaStar, through a wholly-owned subsidiary, acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The initial purchase consideration consisted of $2,009 of cash including acquisition costs, the issuance of 57,122 shares of the Company's common stock with a fair market value of $961, the assumption of $758 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ending December 31, 2000.

    PentaStar, through a wholly-owned subsidiary, acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. ("TCMM"). TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362 of cash including acquisition costs, the issuance of 278,949 shares of the Company's common stock with a fair market value of $6,494 and the assumption of certain debt and operating liabilities of TCMM. $1,065 of the cash consideration was paid to the former TCMM shareholders subsequent to June 30, 2000 and is shown as a related party acquisition payable on the June 30, 2000 balance sheet. The shares of common stock were issued subsequent to June 30, 2000. The assumed debt included $1,260 of short-term obligations which were repaid subsequent to June 30, 2000. The remaining assumed debt is secured by approximately $6,500 of future commissions due to PentaStar from existing Ameritech contracts, which should be realized over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18,000. The earn-out will be recorded as additional purchase consideration when and if realized by

TCMM. The 278,949 shares of PentaStar common stock were placed in a general indemnification escrow until the date at which the earn-out amount is determined.

    The acquisitions discussed above were recorded using the purchase method of accounting by which the purchase consideration was allocated to the identifiable assets and liabilities of the acquired companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase consideration was as follows:

                 Purchase Consideration:
                 Cash......................    $  4,571
                 PentaStar common stock....       9,013
                 Acquisition costs.........         738
                                               --------
                                               $ 14,322
                                               ========

    Of the total purchase consideration of $14,322, $2,236 was allocated to property and equipment, ($2,856) to net working capital, $1,039 to noncurrent assets, ($3,921) to noncurrent liabilities and $17,824 to goodwill. The financial statements reflect a preliminary allocation of the purchase price, to be finalized upon evaluation of the fair market values of certain assets and liabilities acquired. Goodwill will be amortized over a twenty year period.

    The following unaudited pro forma condensed consolidated financial information presents the consolidated results of operations of the Company for the six months ended June 30, 2000 as if the acquisitions discussed above occurred at January 1, 2000. The unaudited pro forma financial data does not purport to represent what PentaStar's combined results of operations would actually have been if such transactions in fact had occurred on January 1, 2000 and are not necessarily representative of PentaStar's combined results of operations for any future period. Since the acquisitions discussed above were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

             Revenue.......................................................................  $ 15,293
             Net income (loss) from continuing operations..................................    (1,334)
             Net income (loss) from continuing operations per share - basic and diluted....  $  (0.25)

    In the second quarter of fiscal 2000, the Company collected cash of $271 for receivables of ICM which were outstanding as of the date of PentaStar's acquisition of ICM. This amount was not allocated to receivables in the original purchase price allocation and as a result, a reduction to goodwill has been recorded in the second quarter of fiscal 2000 to reflect the purchase price adjustment.

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

    In connection with the acquisition of ParTel, the Company advanced $500 to Par.com, Inc. ("Par.com"). Par.com is a corporation controlled by the former shareholders of ParTel. The promissory note bears interest at the prime rate plus 1%. The principal and accrued interest is due on December 31, 2001, unless the Company becomes obligated to make payment under the earn-out provisions of the ParTel acquisition agreement, at which time the required obligation would be applied to payment on the promissory note. The promissory note is secured by a security and pledge agreement whereby the assets of Par.com and the Company's common stock issued in the acquisition are collateral to secure payment under the promissory note. Certain former shareholders of ParTel have also personally guaranteed payment.

6. SUBSEQUENT EVENTS

    On July 18, 2000 PentaStar entered into a Credit and Security Agreement (the "Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo"). Terms of the Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The Agreement is secured by accounts receivable and by substantially all of the remaining assets of PentaStar. Advances under the Agreement may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the Agreement requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The Agreement terminates and is payable in full on July 31, 2001. Interest is payable monthly at the prime rate or, if elected by the Company, the LIBOR rate plus 2.50%. A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the total commitment.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements," intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in Item 1 of the Company's Annual Report on Form 10-KSB for the period from inception (March 15,
1999) through December 31, 1999 and the Company's Registration Statement on Form SB-2 (Registration No. 333-85281) under the heading "Risk Factors" and include:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of June 30, 2000 and for the six months ended June 30, 2000, the period from inception (March 15, 1999) through June 30, 1999 and the three months ended June 30, 2000 and 1999.

    We were incorporated on March 15, 1999 under Delaware law. For the period from inception (March 15, 1999) through June 30, 1999 we had not conducted any operations, and all activity in the period related to organizing PentaStar, developing our business plan, management and corporate structure, pursuing acquisitions of communications services agents and activities in connection with our initial public offering. Accordingly, the following discussions regarding results of operations and cash flows are for the periods ended June 30, 2000 and do not include a comparison to a prior year period.

OVERVIEW

    Through the acquisitions of existing communications services agents in major metropolitan areas, we have become a leading communications services agent for communications services including local access, long distance, wireless and Internet services for voice and data communications. We design, procure and facilitate the installation and use of communications services to best meet our customers' needs. We currently act as a sales agent for Bell Atlantic, US WEST Communications (now Qwest), Ameritech, Cable & Wireless, Pacific Bell, BellSouth, Southwestern Bell, Sprint, Qwest, Epoch Internet and other communications services providers. We plan to continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

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

    o high speed real time communications access, including digital subscriber line ("DSL");

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

Recent Acquisitions.

    In the first six months of fiscal 2000, we completed the acquisition of six communications services agents. Following is a summary of our acquisition activity.

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

    PentaStar acquired ParTel, Inc. ("ParTel") by merger. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of U S WEST (now Qwest) and sells primarily high-end, data-oriented products. The initial purchase consideration consisted of $606 in cash including acquisition costs and the issuance of 30,310 shares of the Company's common stock with a fair market value of $539. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by ParTel for the year ending December 31, 2000.

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

    PentaStar, through a wholly-owned subsidiary, acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Bell Atlantic and Bell South. The initial purchase consideration consisted of $2,009 of cash including acquisition costs, the issuance of 57,122 shares of the Company's common stock with a fair market value of $961, the assumption of $758 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ending December 31, 2000.

    PentaStar, through a wholly-owned subsidiary, acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. ("TCMM"). TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362 of cash including acquisition costs, the issuance of 278,949 shares of the Company's common stock with a fair market value of $6,494 and the assumption of certain debt and operating liabilities of TCMM. $1,065 of the cash consideration was paid to the former TCMM shareholders subsequent to June 30, 2000 and is shown as a related party acquisition payable on the June 30, 2000 balance sheet. The shares of common stock were issued subsequent to June 30, 2000. The assumed debt included $1,260 of short-term obligations which were repaid subsequent to June 30, 2000. The remaining assumed debt is secured by approximately $6,500 of future commissions due to PentaStar from existing Ameritech contracts, which should be realized over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18,000. The earn-out will be recorded as additional purchase consideration when and if realized by TCMM. The 278,949 shares of PentaStar common stock were placed in a general indemnification escrow until the date at which the earn-out amount is determined.


RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Revenues consist principally of commissions from sales of communications services as an agent for communications services providers. We recorded revenue of $7,152 resulting from sales of advanced communications services, $3,957 from sales of basic dial tone services and $881 from product sales and other. The acquisition of UST provided us with a telemarketing sales division. The telemarketing group focuses on high volume, lower revenue services, which contributes to the significant amount of basic dial tone services revenues recorded in the six months ended June 30, 2000.

    Costs and expenses. Salaries and commissions expense of $9,769 consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Cost of product sales of $270 consists of the cost of the equipment and subcontract labor attributable to the product sales. Other general and administrative expenses of $2,846 consists principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to our corporate office such as personnel costs, travel, insurance and professional fees. Depreciation and amortization expense of $840 consists of depreciation expense on the property and equipment and the amortization of goodwill associated with the acquisitions of the operating companies in fiscal 1999 and in the first six months of fiscal 2000.

    Loss from operations. A loss from operations of $1,735 was recognized for the six months ended June 30, 2000.

    Other (income) expense, net. Other income, net, of $13 consists of $175 of interest income earned on our invested cash offset by the interest expense, which is primarily attributable to the debt assumed in the acquisition of TCMM. Interest expense also includes interest expense on capital lease obligations assumed in the acquisition of UST.

    Income taxes. A benefit of $503 was recorded for the period representing an effective tax rate of 29.2%. The difference between the federal statutory rate of 34% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization.

    Net loss. A net loss of $1,219 was recognized for the six months ended June 30, 2000.

FOR THE THREE MONTHS ENDED JUNE 30, 2000

    Revenues. Revenues consist principally of commissions from sales of communications services as an agent for communications services providers. We recorded revenue of $4,734 resulting from sales of advanced communications services, $2,242 from sales of basic dial tone services and $574 from product sales and other. The acquisition of UST provided us with a telemarketing sales division. The telemarketing group focuses on high volume, lower revenue services, which contributes to the significant amount of basic dial tone services revenues recorded in the three months ended June 30, 2000.

    Costs and expenses. Salaries and commissions expense of $5,894 consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Cost of product sales of $139 consists of the cost of the equipment and subcontract labor attributable to the product sales. Other general and administrative expenses of $1,869 consists principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to our corporate office such as personnel costs, travel, insurance and professional fees. Depreciation and amortization expense of $545 consists of depreciation expense on the property and equipment and the amortization of goodwill associated with the acquisitions of the operating companies in fiscal 1999 and in the first six months of fiscal 2000.

    Loss from operations. A loss from operations of $897 was recognized for the three months ended June 30, 2000.

    Other (income) expense, net. Other expense, net, of $85 consists of $157 of interest expense offset by $72 of interest income earned on our invested cash. Interest expense is primarily attributable to the debt assumed in the acquisition of TCMM and also includes interest expense on capital lease obligations assumed in the acquisition of UST.

    Income taxes. A benefit of $264 was recorded for the period representing an effective tax rate of 26.9%. The difference between the federal statutory rate of 34% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization.

    Net loss. A net loss of $718 was recognized for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations used net cash of $135 for the six months ended June 30, 2000 which was primarily attributable to the net loss recognized during the period offset by the collection of accounts receivable and the payment of accounts payable and accrued liabilities. The acquisition of UST included the assumption of approximately $2,441 in current liabilities. This use of cash primarily represents the payment of these assumed liabilities.

    We used cash of $5,355 in investing activities for the six months ended June 30, 2000 primarily as a result of our acquisition activity, the issuance of a promissory note and the purchase of property and equipment. We used cash of $4,870 to fund the cash consideration used in our acquisitions in the first six months of fiscal 2000, net of cash acquired. In connection with the acquisition of ParTel, we issued a promissory note in the amount of $500 to a corporation controlled by the former shareholders of ParTel. The principal and accrued interest is due no later than December 31, 2001. In connection with the acquisition of ETI we assumed $758 of debt which was immediately paid at the closing of the acquisition. Property and equipment of $327 was purchased for the six months ended June 30, 2000.

    Our financing activities for the six months ended June 30, 2000 used cash of $644, which consisted primarily of payments on the debt assumed in the TCMM acquisition.

    We intend to fund future acquisitions through the remaining proceeds of our initial public offering, the issuance of common stock, internally generated cash flow and future borrowings.

    On July 18, 2000 we entered into a Credit and Security Agreement (the "Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo"). Terms of the Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The Agreement is secured by accounts receivable and by substantially all of the remaining assets of PentaStar. Advances under the Agreement may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the Agreement requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The Agreement terminates and is payable in full on July 31, 2001. Interest is payable monthly at the prime rate or, if elected by the Company, the LIBOR rate plus 2.50%. A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the total commitment.

    We believe that the net proceeds from the initial public offering, cash flow from operations, and current and future debt financing will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We will likely require additional equity or debt financing beyond that period, and possibly sooner, dependent upon the scope of our acquisition activity.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's accounting policies are consistent with the guidance provided in SAB No. 101 and its implementation in the fourth quarter of fiscal 2000 is not expected to have a significant effect on the previously reported results of operations or financial position of the Company.

                                     PART II

ITEM 2.   CHANGES IN SECURITIES

    (c.) Effective during the period from April 1, 2000 through June 30, 2000,
         PentaStar sold unregistered securities as follows:

    o On May 18, 2000, PentaStar issued 57,122 shares of common stock to the shareholder of VSI Network Solutions, Inc. dba Eastern Telecom as partial consideration for the acquisition of the assets of VSI Network Solutions, Inc. dba Eastern Telecom.

    o On July 19, 2000, PentaStar issued 278,949 shares of common stock to Telecomm Industries Corp. as partial consideration for the acquisition of the assets of the Network Services Agency Division of Telecomm Industries Corp.

    The sales and issuance of securities in the transactions described in the above paragraphs were deemed to be exempt from registration under the Securities Act by virtue of Rule 506. The entities to whom the shares were issued are accredited investors.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 31, 2000, PentaStar held its Annual Meeting of Shareholders. At such meeting, PentaStar's shareholders (i) elected Messrs. Carleton A. Brown and Reynaldo U. Ortiz as directors to the Board of Directors to serve for a term until the 2003 annual meeting. (The terms of Messrs. Robert S. Lazzeri, Richard
M. Tyler and Craig J. Zoellner as directors, continued after the meeting); (ii) approved an amendment to the PentaStar Communications, Inc. Stock Option Plan to increase the number of shares under the plan by 500,000 shares. The number of votes cast in matters is set forth below:

                                       VOTES    VOTES AGAINST
                                        FOR      OR WITHHELD   ABSTENTIONS   NON-VOTES
                                    ----------  -------------  -----------   ---------
      Election of Directors:

      Carleton A. Brown              4,198,307        --            --          --
      Reynaldo U. Ortiz              4,198,307        --            --          --

                                       VOTES    VOTES AGAINST
                                        FOR      OR WITHHELD   ABSTENTIONS   NON-VOTES
                                    ----------  -------------  -----------   ---------

      Amendment to PentaStar  Stock
      Option Plan                    3,072,698      218,973       7,000         --

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are attached or incorporated by reference to the documents indicated which have previously been filed with the Securities and Exchange Commission.

      EXHIBIT
      NUMBER                           DESCRIPTION OF DOCUMENT
      -------                          -----------------------
      2.11         Letter Agreement dated May 17, 2000 among PentaStar
                   Communications, Inc., OC Mergerco 4, Inc., VSI Network
                   Solutions, Inc. and the Shareholder of VSI Network
                   Solutions, Inc.

      2.12(2)      Purchase Agreement among PentaStar Communications, Inc.,
                   PentaStar Corporation and Telecomm Industries Corp. as of
                   April 15, 2000

      2.13(2)      Letter Agreement among PentaStar Communications, Inc.,
                   PentaStar Corporation and Telecomm Industries Corp. as of
                   April 15, 2000

     10.16         Credit and Security Agreement by and among PentaStar
                   Communications, Inc., PentaStar Acquisition Corp. I,
                   PentaStar Acquisition Corp. II, PentaStar Acquisition Corp.
                   III, PentaStar Acquisition Corp. IV, PentaStar Acquisition
                   Corp. VI, PentaStar Internet, Inc., PentaStar Holding
                   Corporation, PentaStar Telemarketing, Inc. and PentaStar
                   Corporation as borrowers and Wells Fargo Bank West, N.A.
                   dated as of July 10, 2000.

     10.17(1)      Authorized Distributor Agreement Between Ameritech and
                   Telecomm Industries Corp.

     27.1          Financial Data Schedule

----------

   (1) Filed herewith. The Company has applied for confidential treatment for portions of this Exhibit.

   (2) Incorporated by reference from the Company's Current Report on Form 8-K dated July 19 2000.


       (b) The issuer filed the following reports on Form 8-K during the period from January 1, 2000 through June 30, 2000:

        o   Current Report on Form 8-K dated February 18, 2000
        o Current Report on Form 8-K dated February 18, 2000 as amended by Amendment No. 1 on Form 8-K/A filed on May 5, 2000
        o   Current Report on Form 8-K dated February 23, 2000
        o   Current Report on Form 8-K dated March 17, 2000
        o   Current Report on Form 8-K dated March 31, 2000
        o   Current Report on Form 8-K dated March 31, 2000
        o   Current Report on Form 8-K dated April 24, 2000
        o   Current Report on Form 8-K dated May 18, 2000
        o   Current Report on Form 8-K dated May 18, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2000.

                                              PENTASTAR COMMUNICATIONS, INC.

                                              By:   /s/  DAVID L. DUNHAM
                                                    ----------------------------
                                                    David L. Dunham
                                                    Chief Financial Officer

      EXHIBIT
      NUMBER                           DESCRIPTION OF DOCUMENT
      -------                          -----------------------
      2.11         Letter Agreement dated May 17, 2000 among PentaStar
                   Communications, Inc., OC Mergerco 4, Inc., VSI Network
                   Solutions, Inc. and the Shareholder of VSI Network Solutions,
                   Inc.

      2.12(2)      Purchase Agreement among PentaStar Communications, Inc.,
                   PentaStar Corporation and Telecomm Industries Corp. as of
                   April 15, 2000

      2.13(2)      Letter Agreement among PentaStar Communications, Inc.,
                   PentaStar Corporation and Telecomm Industries Corp. as of
                   April 15, 2000

     10.16         Credit and Security Agreement by and among PentaStar
                   Communications, Inc., PentaStar Acquisition Corp. I,
                   PentaStar Acquisition Corp. II, PentaStar Acquisition Corp.
                   III, PentaStar Acquisition Corp. IV, PentaStar Acquisition
                   Corp. VI, PentaStar Internet, Inc., PentaStar Holding
                   Corporation, PentaStar Telemarketing, Inc. and PentaStar
                   Corporation as borrowers and Wells Fargo Bank West, N.A.
                   dated as of July 10, 2000.

     10.17(1)      Authorized Distributor Agreement Between Ameritech and
                   Telecomm Industries Corp.

     27.1          Financial Data Schedule

----------

   (1) Filed herewith. The Company has applied for confidential treatment for portions of this Exhibit.

   (2) Incorporated by reference from the Company's Current Report on Form 8-K dated July 19 2000.