Form 10QSB
period 2000-09-30
PENTASTAR COMMUNICATIONS INC
filed 2000-11-14
CIK 1093221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                         Commission file number 0-27709

                         PENTASTAR COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                     84-1502003
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

As of November 8, 2000, the number of shares outstanding of the issuer's common stock, par value $.0001 per share, was 5,502,244.

================================================================================

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS



                                       PART I

Item 1.  Financial Statements.................................................  F-1
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................    2

                                       PART II

Item 2.  Changes in Securities................................................    7
Item 6.  Exhibits and Reports on Form 8-K.....................................    8

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets as of September 30, 2000 and
       December 31, 1999..............................................................    F-2
  Consolidated Statements of Operations for the Nine Months Ended
       September 30, 2000 and for the Period from Inception (March 15, 1999)
       through September 30, 1999.....................................................    F-3
  Consolidated Statements of Operations for the Three Months Ended
       September 30, 2000 and 1999....................................................    F-4
  Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2000 and for the Period from Inception (March 15, 1999)
       through September 30, 1999.....................................................    F-5
  Notes to Consolidated Financial Statements..........................................    F-6

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  SEPTEMBER 30,     DECEMBER 31,
                           ASSETS                                     2000             1999
                                                                  -------------     -----------
                                                                   (UNAUDITED)       (AUDITED)
Current assets:
  Cash and cash equivalents ................................       $      604        $    8,137
  Accounts receivable, net .................................            4,189             1,092
  Inventory ................................................              200                --
  Prepaid commissions expense ..............................              908                45
  Prepaid expenses and other ...............................              637               158
  Amounts due from related parties .........................              136                --
  Related party note receivable ............................               --               601
                                                                   ----------        ----------
          Total current assets .............................            6,674            10,033
Property and equipment, net ................................            2,715               555
Deferred income taxes ......................................              979               323
Related party note receivable ..............................              528                --
Prepaid commissions expense, net of current portion ........            1,078                --
Other assets ...............................................               73                45
Goodwill, net ..............................................           22,534             4,459
                                                                   ----------        ----------
          Total assets .....................................       $   34,581        $   15,415
                                                                   ==========        ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................       $    1,045        $      170
  Other accrued liabilities ................................            1,103                65
  Related party acquisition payables .......................               72               326
  Accrued compensation .....................................            1,140               541
  Deferred revenue .........................................            1,742               393
  Current portion of capital lease obligations .............               44                --
  Current portion of long-term debt ........................              892                --
  Deferred income taxes ....................................              301                97
                                                                   ----------        ----------
          Total current liabilities ........................            6,339             1,592

  Capital lease obligations, net of current portion ........              156                --
  Long-term debt, net of current portion ...................            3,496                --
  Other long-term liabilities ..............................               58                --
                                                                   ----------        ----------
          Total liabilities ................................           10,049             1,592
                                                                   ----------        ----------
Commitments and contingencies
Shareholders' equity:
  Series A preferred stock, $1,000 stated value; 1,000,000
     shares authorized; 86 shares issued and outstanding....               89                86
  Common stock, $.0001 par value; 20,000,000 shares
     authorized; shares issued and outstanding -
     5,450,310 as of September 30, 2000 and 4,797,842
     as of December 31, 1999 ...............................                1                 1
  Additional paid-in capital ...............................           27,300            14,169
  Retained deficit .........................................           (2,858)             (433)
                                                                   ----------        ----------
          Total shareholders' equity .......................           24,532            13,823
                                                                   ----------        ----------
          Total liabilities and shareholders' equity .......       $   34,581        $   15,415
                                                                   ==========        ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
               AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                           THROUGH SEPTEMBER 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             2000               1999
                                                         ------------        -----------
Revenue:
  Advanced communications services ...............       $     11,624        $        --
  Basic dial tone services .......................              5,979                 --
  Product sales and other ........................              1,342                 --
                                                         ------------        -----------
                                                               18,945                 --
                                                         ------------        -----------
Costs and expenses:
  Salaries and commissions .......................             15,812                 --
  Cost of product sales ..........................                516                 --
  Other general and administrative expenses ......              4,634                  7
  Depreciation and amortization ..................              1,351                 --
                                                         ------------        -----------
                                                               22,313                  7
                                                         ------------        -----------
          Loss from operations ...................             (3,368)                (7)
                                                         ------------        -----------
Other (income) expense:
  Interest income ................................               (181)                --
  Interest expense and other .....................                285                  1
                                                         ------------        -----------
          Other (income) expense, net ............                104                  1
                                                         ------------        -----------
Loss before benefit for income taxes .............             (3,472)                (8)
Benefit for income taxes .........................              1,050                 --
                                                         ------------        -----------
Net loss .........................................       $     (2,422)       $        (8)
                                                         ============        ===========

Preferred dividends ..............................                 (3)                --
                                                         ------------        -----------
Net loss - common shareholders ...................       $     (2,425)       $        (8)
                                                         ============        ===========
Basic and diluted net loss per common share.......       $       (.48)       $        --
Weighted-average common shares outstanding .......          5,001,095          3,129,997
                                                         ============        ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       2000                1999
                                                    -----------        -----------
Revenue:
  Advanced communications services ..........       $     4,472        $        --
  Basic dial tone services ..................             2,022                 --
  Product sales and other ...................               461                 --
                                                    -----------        -----------
                                                          6,955                 --
                                                    -----------        -----------
Costs and expenses:
  Salaries and commissions ..................             6,043                 --
  Cost of product sales .....................               246                 --
  Other general and administrative expenses..             1,788                  5
  Depreciation and amortization .............               511                 --
                                                    -----------        -----------
                                                          8,588                  5
                                                    -----------        -----------
          Loss from operations ..............            (1,633)                (5)
                                                    -----------        -----------
Other (income) expense:
  Interest income ...........................                (6)                --
  Interest expense and other ................               123                  1
                                                    -----------        -----------
          Other (income) expense, net .......               117                  1
                                                    -----------        -----------
Loss before benefit for income taxes ........            (1,750)                (6)
Benefit for income taxes ....................               547                 --
                                                    -----------        -----------
Net loss ....................................       $    (1,203)       $        (6)
                                                    ===========        ===========


Preferred dividends .........................                (1)                --
                                                    -----------        -----------
Net loss - common shareholders ..............       $    (1,204)       $        (6)
                                                    ===========        ===========
Basic and diluted net loss per common share..       $      (.23)       $        --
Weighted-average common shares outstanding ..         5,303,350          3,129,997
                                                    ===========        ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
               AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              2000           1999
                                                             -------        -------
Cash flows from operating activities:
  Net loss ...........................................       $ (2,422)      $    (8)
  Adjustments to reconcile net loss to net cash
     used in operating activities--
     Depreciation and amortization ...................         1,351             --
     Deferred income tax benefit .....................        (1,050)            --
     Changes in operating assets and liabilities--
       Accounts receivable, net ......................         1,448             --
       Inventory .....................................           (24)            --
       Prepaid expenses and other ....................          (311)           (98)
       Accounts payable and accrued liabilities ......        (1,616)            26
       Deferred revenue ..............................           925             --
                                                             -------        -------
          Net cash used in operating activities ......        (1,699)           (80)
                                                             -------        -------
Cash flows from investing activities:
  Purchase of property and equipment .................          (445)            --
  Amounts advanced against contingent purchase
  consideration ......................................          (500)            --
  Related party acquisition payables .................          (254)            --
  Acquisitions, net of cash acquired .................        (5,074)            --
  Purchase price adjustment ..........................           439             --
  Payment of assumed acquisition debt ................        (1,057)            --
  Other ..............................................           (32)            --
                                                             -------        -------
          Net cash used in investing activities ......        (6,923)            --
                                                             -------        -------
Cash flows from financing activities:
  Payments on capital lease obligations ..............           (56)            --
  Payments on long-term debt .........................          (146)            --
  Payments on short-term acquisition debt obligation..        (1,734)            --
  Payment of financing costs .........................           (83)            --
  Issuance of common stock for cash, net of offering
  costs ..............................................         3,108             --
  Proceeds from related party debt ...................            --             86
                                                             -------        -------
          Net cash provided by financing activities ..         1,089             86
                                                             -------        -------
Net (decrease) increase in cash and cash equivalents..        (7,533)             6
Cash and cash equivalents, beginning of period .......         8,137             --
                                                             -------        -------
Cash and cash equivalents, end of period .............       $   604        $     6
                                                             =======        =======
Noncash investing and financing activities:
  Purchase of property and equipment pursuant to
  capital lease ......................................       $   110        $    --

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

     Upon closing of the acquisitions of Access, ICM and the Offering, PentaStar commenced its business operations as a sales agent for communications services including local access, long distance, wireless and internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' specific needs. In the first nine months of fiscal 2000 the Company acquired seven communications services agents to expand its operations (see Note 5).

     On September 1, 2000, PentaStar closed a private placement of 156,313 shares of its common stock, resulting in proceeds of $3,108, net of cash offering costs of $192.

     The financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, the period from inception (March 15, 1999) through September 30, 1999 and the three months ended September 30, 2000 and 1999, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

5.   BUSINESS COMBINATIONS

     In the first quarter of fiscal 2000, PentaStar completed the acquisitions of four communications services agents. Following is a summary of the acquisitions.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Verizon Communications (f/k/a Bell Atlantic) 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Verizon Communications, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277 in cash including acquisition costs, the issuance of 5,980 shares of the Company's common stock with a fair market value of $100 and the assumption of liabilities.

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

     PentaStar acquired ParTel, Inc. ("ParTel") by merger. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of Qwest (f/k/a US WEST) and sells primarily high-end, data-oriented services. The initial purchase consideration consisted of $606 in cash including acquisition costs and the issuance of 30,310 shares of the Company's common stock with a fair market value of $539. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by ParTel for the year ending December 31, 2000.

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

     In the second quarter of fiscal 2000, PentaStar completed the acquisitions of two communications services agents. Following is a summary of the acquisitions.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Verizon Communications and Bell South. The initial purchase consideration consisted of $2,009 of cash including acquisition costs, the issuance of 57,122 shares of the Company's common stock with a fair market value of $961, the assumption of $758 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ending December 31, 2000.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. ("TCMM"). TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362 of cash including acquisition costs, the issuance of 278,949 shares of the Company's common stock with a fair market value of $6,494 and the assumption of certain debt and operating liabilities of TCMM. The assumed debt included $1,260 of short-term obligations which were paid at closing. The remaining assumed debt is secured by approximately $6,500 of future commissions due to PentaStar from existing Ameritech contracts, which should be realized over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18,000. The earn-out will be recorded as additional purchase consideration when and if realized by TCMM. The 278,949 shares of PentaStar common stock were placed in a general indemnification escrow until the date at which the earn-out amount is determined.

     In the third quarter of fiscal 2000, PentaStar completed the acquisition of one communications services agent. Following is a summary of the acquisition.

     PentaStar acquired the Circuits Business of NetLink, Inc. ("NetLink") by merger. NetLink, located in St. Louis, Missouri, is a full-service communications agent for Southwestern Bell and primarily sells high-end data services. NetLink is also an Ameritech distributor of voice and data services in Southern Illinois. The initial purchase consideration consisted of $204 in cash including acquisition costs, the issuance of 42,544 shares of the Company's common stock with a fair market value of $1,010, the assumption of $299 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by NetLink for the period from August 1, 2000 through July 31, 2001.

     The acquisitions discussed above were recorded using the purchase method of accounting under which the purchase consideration was allocated to the identifiable assets and liabilities of the acquired companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase consideration was as follows:


Purchase Consideration:
Cash ........................   $ 4,669
PentaStar common stock ......    10,023
Acquisition costs ...........       844
                                -------
                                $15,536
                                =======

     Of the total purchase consideration of $15,536, $2,282 was allocated to property and equipment, ($2,751) to net working capital, $1,039 to noncurrent assets, ($4,220) to noncurrent liabilities and $19,186 to goodwill. The financial statements reflect a preliminary allocation of the purchase price, to be finalized upon evaluation of the fair market values of certain assets and liabilities acquired. Goodwill will be amortized over a twenty year period.

     The following unaudited pro forma condensed consolidated financial information presents the consolidated results of operations of the Company for the nine months ended September 30, 2000 as if the acquisitions discussed above occurred at January 1, 2000. The unaudited pro forma financial data does not purport to represent what PentaStar's combined results of operations would actually have been if such transactions in fact had occurred on January 1, 2000 and are not necessarily representative of PentaStar's combined results of operations for any future period. Since the acquisitions discussed above were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.


Revenue ..................................   $ 22,879
Net loss .................................     (2,464)
Net loss per share - basic and diluted....   $   (.45)

     In the second quarter of fiscal 2000, the Company collected cash of $271 for receivables of ICM which were outstanding as of the date of PentaStar's acquisition of ICM. This amount was not allocated to receivables in the original purchase price allocation and as a result, a reduction to goodwill has been recorded in the second quarter of fiscal 2000 to reflect the purchase price adjustment. In the third quarter of fiscal 2000, the Company revalued certain liabilities acquired and allocated in original purchase price allocations. The revaluation resulted in a $168 reduction to goodwill in the third quarter of fiscal 2000 to reflect the purchase price adjustment.

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

6.   CREDIT FACILITY

     On July 18, 2000 PentaStar entered into a Credit and Security Agreement (the "Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo"). Terms of the Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The Agreement is secured by accounts receivable and by substantially all of the remaining assets of PentaStar. Interest is payable monthly at the prime rate or, if elected by PentaStar, the LIBOR rate plus 2.50%. As of September 30, 2000, there were no outstanding borrowings.

7.   SUBSEQUENT EVENTS

     In the fourth quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired Vision Communications Group, Inc. ("Vision") by merger. Vision, based in Montclair, New Jersey, is a communications services agent selling primarily data-oriented local and long distance services in the Mid-Atlantic market. Vision is an authorized agent for Verizon Communications. Under the terms of the merger agreement, the consideration for the transaction consisted of approximately $167 of cash and the issuance of 51,934 shares of the Company's common stock with a fair market value of approximately $1,200. Of the 51,934 of issued shares, 38,950 were placed in escrow and will be released upon Vision attaining certain performance criteria for the period from July 1, 2000 through June 30, 2001. In addition, there are potential earnout payments to Vision based upon certain operating performance criteria during the period from July 1, 2000 through June 30, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements," intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in Item 1 of our Annual Report on Form 10-KSB for the period from inception (March 15, 1999) through December 31, 1999 and our Registration Statement on Form SB-2 (Registration No. 333-85281) under the heading "Risk Factors" and include:

         o Our lack of combined operating history and our untested business model.

         o  Our success in carrying out our acquisition strategy.

         o Our reliance on regional bell operating companies and other service providers for communications services.

         o Our ability to increase revenues from service providers other than local access service providers.

     Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of September 30, 2000 and for the nine months ended September 30, 2000, the period from inception (March 15, 1999) through September 30, 1999 and the three months ended September 30, 2000 and 1999.

     We were incorporated on March 15, 1999 under Delaware law. For the period from inception (March 15, 1999) through September 30, 1999 we had not conducted any operations, and all activity in the period related to organizing PentaStar, developing our business plan, management and corporate structure, pursuing acquisitions of communications services agents and activities in connection with our initial public offering. Accordingly, the following discussions regarding results of operations and cash flows are for the periods ended September 30, 2000 and do not include a comparison to a prior year period.

OVERVIEW

     Through the acquisitions of existing communications services agents in major metropolitan areas, we have become a leading communications services agent for communications services including local access, long distance, wireless and Internet services for voice and data communications. We design, procure and facilitate the installation and use of communications services to best meet our customers' needs. We currently act as a sales agent for Verizon Communications (f/k/a Bell Atlantic), Qwest (f/k/a US WEST Communications), Ameritech, Cable & Wireless, Pacific Bell, BellSouth, Southwestern Bell, Sprint, Epoch Internet and other communications services providers. We plan to continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

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


         o high speed real time communications access, including digital subscriber line (DSL);


         o packet-based transmission for wide area networks, including frame relay service; and


         o an advanced digital network for data, video, voice and Internet traffic, including integrated services digital network (ISDN).


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

Recent Acquisitions.

     In the first nine months of fiscal 2000, we completed the acquisitions of seven communications services agents. Following is a summary of our acquisition activity.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as UST). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Verizon Communications (f/k/a Bell Atlantic) 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Verizon Communications, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277 in cash including acquisition costs, the issuance of 5,980 shares of the Company's common stock with a fair market value of $100 and the assumption of liabilities.

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

     PentaStar acquired ParTel, Inc. by merger. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of Qwest (f/k/a U S WEST) and sells primarily high-end, data-oriented services. The initial purchase consideration consisted of $606 in cash including acquisition costs and the issuance of 30,310 shares of the Company's common stock with a fair market value of $539. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by ParTel for the year ending December 31, 2000.

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

     PentaStar, through a wholly-owned subsidiary, acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom (ETI). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Verizon Communications and Bell South. The initial purchase consideration consisted of $2,009 of cash including acquisition costs, the issuance of 57,122 shares of the Company's common stock with a fair market value of $961, the assumption of $758 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ending December 31, 2000.

     PentaStar, through a wholly-owned subsidiary, acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. (TCMM). TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362 of cash including acquisition costs, the issuance of 278,949 shares of the Company's common stock with a fair market value of $6,494 and the assumption of certain debt and operating liabilities of TCMM. The assumed debt included $1,260 of short-term obligations which were paid at closing. The remaining assumed debt is secured by approximately $6,500 of future commissions due to PentaStar from existing Ameritech contracts, which should be realized over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18,000. The earn-out will be recorded as additional purchase consideration when and if realized by TCMM. The 278,949 shares of PentaStar common stock were placed in a general indemnification escrow until the date at which the earn-out amount is determined.

     PentaStar acquired the Circuits Business of NetLink, Inc. by merger. NetLink, located in St. Louis, Missouri, is a full-service communications agent for Southwestern Bell and primarily sells high-end data services. NetLink is also an Ameritech distributor of voice and data services in Southern Illinois. The initial purchase consideration consisted of $204 in cash including acquisition costs, the issuance of 42,544 shares of the Company's common stock with a fair market value of $1,010, the assumption of $299 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. In addition, the agreement provides for additional consideration in the form of cash and the Company's common stock if certain operating performance criteria are met by NetLink for the period from August 1, 2000 through July 31, 2001.

     In the fourth quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired Vision Communications Group, Inc. by merger. Vision, based in Montclair, New Jersey, is a communications services agent selling primarily data-oriented local and long distance services in the Mid-Atlantic market. Vision is an authorized agent for Verizon Communications. Under the terms of the merger agreement, the consideration for the transaction consisted of approximately $167 of cash and the issuance of 51,934 shares of the Company's common stock with a fair market value of approximately $1,200. Of the 51,934 of issued shares, 38,950 were placed in escrow and will be released upon Vision attaining certain performance criteria for the period from July 1, 2000 through June 30, 2001. In addition, there are potential earnout payments to Vision based upon certain operating performance criteria during the period from July 1, 2000 through June 30, 2001.

Private Placement Of Common Stock.

     On September 1, 2000, we closed a private placement of 156,313 shares of our common stock, resulting in proceeds of $3,108, net of cash offering costs of $192. The shares of common stock are restricted and were sold to three selected institutional investors and a private investor. The investors participating in the private placement may demand registration of the securities in a written request after December 30, 2000. Thereafter, we have sixty days to file a registration statement with the Securities and Exchange Commission and use our best efforts to cause the registration statement to become effective. The investors have two "demand" registration rights and also have "piggyback" registration rights on other registration statements we file.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues consist principally of commissions from sales of communications services as an agent for communications services providers. We recorded revenue of $11,624 resulting from sales of advanced communications services, $5,979 from sales of basic dial tone services and $1,342 from product sales and other. The acquisition of UST provided us with a telemarketing sales division. The telemarketing group focuses on high volume, lower revenue services, which contributes to the significant amount of basic dial tone services revenues recorded in the nine months ended September 30, 2000. During the three months ended September 30, 2000, Verizon Communications experienced a work stoppage due to the expiration of collective bargaining agreements with unions representing approximately 85,000 employees in the former Bell Atlantic region. As a result of the work stoppage, the installation by Verizon of services sold by our Verizon agents was curtailed and thus had a negative impact on our revenue recognized during the three months ended September 30, 2000. The work stoppage has since been settled and normal service installations have resumed.

     Costs and expenses. Costs and expenses consist principally of salaries and commissions, general and administrative expenses and depreciation and amortization. Salaries and commissions expense of $15,812 consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Cost of product sales of $516 consists of the cost of the equipment and subcontract labor attributable to the product sales. Other general and administrative expenses of $4,634 consists principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to our corporate office such as personnel costs, travel, insurance and professional fees. Depreciation and amortization expense of $1,351 consists of depreciation expense on the property and equipment and the amortization of goodwill associated with the acquisitions of the operating companies in fiscal 1999 and in the first nine months of fiscal 2000.

     Loss from operations. A loss from operations of $3,368 was recognized for the nine months ended September 30, 2000. This loss from operations was negatively impacted by the Verizon Communications work stoppage discussed above.

     Other (income) expense, net. Other expense, net, of $104 consists of $285 of interest expense and other offset by $181 of interest income earned on our invested cash. Interest expense, is primarily attributable to the debt assumed in the acquisition of TCMM and interest incurred due to outstanding borrowings on our credit facility. Interest expense also includes interest expense on capital lease obligations assumed in the acquisition of UST.

     Income taxes. A benefit of $1,050 was recorded for the period representing an effective tax rate of 30.2%. The difference between the federal statutory rate of 34% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization.

     Net loss. A net loss of $2,422 was recognized for the nine months ended September 30, 2000. This net loss was negatively impacted by the Verizon Communications work stoppage discussed above.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. We recorded revenue of $4,472 resulting from sales of advanced communications services, $2,022 from sales of basic dial tone services and $461 from product sales and other. The acquisition of UST provided us with a telemarketing sales division. The telemarketing group focuses on high volume, lower revenue services, which contributes to the significant amount of basic dial tone services revenues recorded in the three months ended September 30, 2000. During the three months ended September 30, 2000, Verizon Communications experienced a work stoppage due to the expiration of collective bargaining agreements with unions representing approximately 85,000 employees in the former Bell Atlantic region. As a result of the work stoppage, the installation by Verizon of services sold by our Verizon agents was curtailed and thus had a negative impact on our revenue recognized during the three months ended September 30, 2000. The work stoppage has since been settled and normal service installations have resumed.

     Costs and expenses. Salaries and commissions expense of $6,043 consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Cost of product sales of $246 consists of the cost of the equipment and subcontract labor attributable to the product sales. Other general and administrative expenses of $1,788 consists principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to our corporate office such as personnel costs, travel, insurance and professional fees. Depreciation and amortization expense of $511 consists of depreciation expense on the property and equipment and the amortization of goodwill associated with the acquisitions of the operating companies in fiscal 1999 and in the first nine months of fiscal 2000.

     Loss from operations. A loss from operations of $1,633 was recognized for the three months ended September 30, 2000. This loss from operations was negatively impacted by the Verizon Communications work stoppage discussed above.

     Other (income) expense, net. Other expense, net, of $117 consists primarily of $123 of interest expense and other. Interest expense, is primarily attributable to the debt assumed in the acquisition of TCMM and interest incurred due to outstanding borrowings on our credit facility. Interest expense also includes interest expense on capital lease obligations assumed in the acquisition of UST.

     Income taxes. A benefit of $547 was recorded for the period representing an effective tax rate of 31.3%. The difference between the federal statutory rate of 34% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization.

     Net loss. A net loss of $1,203 was recognized for the three months ended September 30, 2000. This net loss was negatively impacted by the Verizon Communications work stoppage discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used net cash of $1,699 for the nine months ended September 30, 2000, which was primarily attributable to the net loss recognized during the period offset by the collection of accounts receivable and the payment of accounts payable and accrued liabilities. The acquisition of UST included the assumption of approximately $2,441 in current liabilities. This use of cash primarily represents the payment of these assumed liabilities.

     We used cash of $6,923 in investing activities for the nine months ended September 30, 2000 primarily as a result of our acquisition activity, the issuance of a promissory note and the purchase of property and equipment. We used cash of $5,074 to fund the cash consideration used in our acquisitions in the first nine months of fiscal 2000, net of cash acquired. In connection with the acquisition of ParTel, we issued a promissory note in the amount of $500 to a corporation controlled by the former shareholders of ParTel. The principal and accrued interest is due no later than December 31, 2001. In connection with the acquisitions of ETI and NetLink we assumed $1,057 of debt which was immediately paid at the closing of the acquisitions. Property and equipment of $445 was purchased for the nine months ended September 30, 2000.

     Our financing activities for the nine months ended September 30, 2000 provided cash of $1,089 which was primarily the $3,108 of net proceeds from the private placement of common stock, offset by the payments on the debt assumed in the TCMM acquisition.

     We intend to fund future acquisitions through remaining proceeds of the private placement of common stock completed in the third quarter of fiscal 2000, the issuance of common stock, internally generated cash flow and future borrowings.

     On July 18, 2000 we entered into a credit and security agreement with Wells Fargo Bank West, National Association. Terms of the agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The agreement is secured by accounts receivable and by substantially all of the remaining assets of PentaStar. Interest is payable monthly at the prime rate or, if elected by PentaStar, the LIBOR rate plus 2.50%. As of September 30, 2000, there were no outstanding borrowings.

     We believe that the net proceeds from the private placement of common stock closed in the third quarter of fiscal 2000, cash flow from operations, and current and future debt financing will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We will likely require additional equity or debt financing beyond that period, and possibly sooner, dependent upon the scope of our acquisition activity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. PentaStar's accounting policies are consistent with the guidance provided in SAB No. 101 and its implementation in the fourth quarter of fiscal 2000 is not expected to have a significant effect on the previously reported results of operations or financial position of PentaStar.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". PentaStar is required to adopt SFAS No. 133 no later than the first fiscal quarter of 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, PentaStar has not entered into any derivative financial instruments or hedging activities. PentaStar has not determined the impact of adopting SFAS No. 133.

                                     PART II

ITEM 2.   CHANGES IN SECURITIES

    (c.) Effective during the period from July 1, 2000 through September 30,
         2000, PentaStar sold unregistered securities as follows:

         o On September 1, 2000, PentaStar issued 156,313 shares of common stock to three selected institutional investors and a private investor for $3,300,000 in cash.


         o On September 29, 2000, PentaStar issued 42,544 shares of common stock to the shareholders of NetLink, Inc. as partial consideration for the acquisition of NetLink, Inc. by merger.

The sales and issuance of securities in the transactions described in the above paragraphs were deemed to be exempt from registration under the Securities Act by virtue of Rule 506. The entities and persons to whom the shares were issued are accredited investors with the exception of one NetLink shareholder who PentaStar believes, either alone or with his purchaser representative, has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in PentaStar common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The following exhibits are attached.


EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
-------        -----------------------
 2.14          Agreement and Plan of Merger among PentaStar Communications,
               Inc., NetLink, Inc. and the Shareholders Of NetLink, Inc. dated
               September 29, 2000

 4.4 PentaStar Communications, Inc. Common Stock Purchase Agreement dated September 1, 2000

27.1           Financial Data Schedule

----------

  (b) The issuer filed the following reports on Form 8-K during the period from July 1, 2000 through September 30, 2000:

      o  Current Report on Form 8-K dated July 18, 2000

      o  Current Report on Form 8-K dated July 19, 2000

      o Current Report on Form 8-K dated July 19, 2000 as amended by Amendment No. 1 on Form 8-K/A filed on August 11, 2000

      o  Current Report on Form 8-K dated September 1, 2000

      o  Current Report on Form 8-K dated September 29, 2000


                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.

  PENTASTAR COMMUNICATIONS, INC.

                                   By: /s/ DAVID L. DUNHAM
                                      ---------------------------------------
                                      David L. Dunham Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
-------        -----------------------
 2.14          Agreement and Plan of Merger among PentaStar Communications,
               Inc., NetLink, Inc. and the Shareholders Of NetLink, Inc. dated
               September 29, 2000

 4.4 PentaStar Communications, Inc. Common Stock Purchase Agreement dated September 1, 2000

27.1           Financial Data Schedule