Form 10KSB40
period 2000-12-31
PENTASTAR COMMUNICATIONS INC
filed 2001-04-02
CIK 1093221

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-27709

                                 ---------------

                         PENTASTAR COMMUNICATIONS, INC.
           (Name of Small Business Issuer as Specified in Its Charter)


                DELAWARE                             84-1502003
        (State of Incorporation)                  (I.R.S. Employer
                                                Identification No.)

1660 WYNKOOP STREET, SUITE 1010, DENVER, CO            80202
(Address of Principal Executive Offices)             (Zip Code)

                                 (303) 825-4400
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value

                                 ---------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues were $27,798,000 for the fiscal year ended December 31, 2000.

    As of March 26, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $88,946,220, based on the closing sale price of the common stock on that date.

    The number of shares outstanding of the issuer's common stock, $.0001 par value, as of March 26, 2001 was 5,580,189.

    Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement for the issuer's 2001 annual meeting (to be filed within 120 days after the end of the issuer's fiscal year ended December 31, 2000) is incorporated by reference in Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.


================================================================================

                         PENTASTAR COMMUNICATIONS, INC.

                                      INDEX

                                                                                        PAGE
                                                                                        ----


                                    PART I
Item 1.     Description of Business...................................................   4
Item 2.     Description of Property...................................................  14
Item 3.     Legal Proceedings.........................................................  14
Item 4.     Submission of Matters to a Vote of Security Holders.......................  14

                                   PART II
Item 5.     Market for Common Equity and Related Stockholder Matters..................  14
Item 6.     Management's Discussion and Analysis of Financial Condition And
            Results of Operations.....................................................  15
Item 7.     Financial Statements......................................................  25
Item 8.     Changes in and Disagreements with Accountants on Accounting And
            Financial Disclosure......................................................  25

                                   PART III
Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange
            Act.......................................................................  26
Item 10.    Executive Compensation....................................................  26
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management................................................................  26
Item 12.    Certain Relationships and Related Transactions............................  26
Item 13.    Exhibits and Reports on Form 8-K..........................................  26

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements," intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in Item 1 of this Form 10-KSB and our Registration Statement on Form SB-2 (Registration No. 333-85281) under the heading "Risk Factors" and include:

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

         PentaStar Communications, Inc. is the nation's largest communications services agent. We design, procure and facilitate the installation and use of communications services for small to medium-size businesses that generally cannot afford in-house communications management resources. Our goal is to provide our customers with a comprehensive communications solution, utilizing the infrastructure of existing communications services providers. By analyzing and selecting from a variety of available communications services providers and technologies, other than for local access where we primarily offer regional bell operating company (RBOC) service, we offer our customers a custom-designed, cost-effective solution for local access, long distance, wireless and Internet services for voice and data communications services. As communications solutions become increasingly important to business success and as communications alternatives become more complex, we believe our services will become more valuable to our customers. References in this annual report on Form 10-KSB to "PentaStar," the "Company," "we," "us," and "our" refer to PentaStar Communications, Inc. and its subsidiaries on a combined basis, unless the context otherwise indicates.

         We currently market communications services in 30 metropolitan markets and service approximately 40,000 customers. We have strategic agency relationships with all regional bell operating companies, and other communications services providers including AT&T, Cable & Wireless, Global Crossing, Intermedia Communications, Qwest, Sprint and WorldCom.

         As of March 15, 2001, we currently market communications services in the following metropolitan markets:

                       Region                     Metropolitan Markets
                       ------                     --------------------
                  Pacific Northwest           Seattle, WA; Portland, OR;

                  Northern California         San Francisco and Oakland, CA

                  Southwest                   Phoenix and Tucson, AZ

                  Rocky Mountain              Denver and Colorado Springs, CO

                  South Central               Houston, TX

                  Midwest                     Chicago and Peoria, IL;
                                              Indianapolis, South Bend and
                                              Evansville, IN; St. Louis, MO;
                                              Cleveland, Columbus and Akron, OH;
                                              Green Bay, Madison and Milwaukee,
                                              WI; Louisville, KY; Grand Rapids,
                                              MI

                  Southeast                   Atlanta, GA

                  Northeast                   Boston, MA; New York and Albany,
                                              NY; Montclair, NJ; Warwick, RI;
                                              Burlington, VT

ORGANIZATION AND HISTORY

         PentaStar, a Delaware corporation, was founded on March 15, 1999, to become a multi-regional communications services agent for small to medium-size business customers. Prior to October 26, 1999, we had not conducted any operations, and all of our activities were related to the organization of PentaStar, the acquisitions described below and our initial public offering of common stock (the offering). On October 26, 1999, PentaStar, through wholly-owned subsidiaries, acquired DMA Ventures, Inc., dba Access Communications, with operations in Denver and Colorado Springs, Colorado, and ICM Communications Integration, Inc., with operations in Seattle, Washington and Portland, Oregon (together, the predecessor companies), completed the offering and commenced business operations as a communications services agent.

    ICM was formed in 1990 as a division of International Communications Management, Inc., a corporation that provided training for communications service providers. ICM was formed to provide communications consulting and sell communications services to small to medium-size businesses in the Pacific Northwest. In January 1995, the ICM division was spun-off into a separate corporation owned by International Communications Management, Inc. In July 1997, ICM was spun-off as a separate corporation to the shareholders of International Communications Management, Inc. ICM has been a Qwest Communications International, Inc. (f/k/a U S WEST, Inc.) (Qwest) agent since 1991.

    Access was formed in 1995. Originally, Access acted as an agent for Qwest and sold local area network and wide area network hardware for computer systems in the Denver, Colorado metropolitan area. In April 1999, Access discontinued its hardware business to focus on selling Qwest's communications services. Access has been a Qwest agent since 1995.

ACQUISITIONS

    In fiscal year 2000, we acquired additional communications services agents in other metropolitan areas. Following is a summary of our acquisitions.

    USTeleCenters, Inc. and Vermont Network Services Corporation. In the first quarter of fiscal 2000, we acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as UST). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Verizon Communications' (f/k/a Bell Atlantic) 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Verizon Communications, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277,000 in cash, 5,980 shares of our common stock with a fair market value of $100,000 and the assumption of liabilities.

    NCI Communications, Inc. In the first quarter of fiscal 2000, we acquired the assets of NCI Communications, Inc. NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has agency agreements with Qwest, AT&T and GST Telecom. NCI was owned by certain of the previous shareholders of ICM, who, upon our acquisition of ICM, became shareholders of PentaStar. The purchase price paid for the assets consisted of $18,000 in cash and the cancellation of a $601,000 note receivable from NCI to PentaStar.

    ParTel, Inc. In the first quarter of fiscal 2000, we acquired ParTel, Inc. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of Qwest and sells primarily high-end, data-oriented services. The purchase consideration consisted of $606,000 in cash and 30,310 shares of our common stock with a fair market value of $539,000. Concurrent with the acquisition of ParTel, we loaned $500,000 (interest at the prime rate plus 1%-10.75% at December 31, 2000) to a corporation controlled by the former shareholders of ParTel. The loan will be due not later than December 31, 2001, and is personally guaranteed by the former ParTel shareholders. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by ParTel for the year ended December 31, 2000, subject to adjustments through March 31, 2001.

    Resource Communications, Inc. In the first quarter of fiscal 2000, we acquired Resource Communications, Inc. Resource, based in Dublin, California, is a full-service communications agent, which furnishes communication solutions to customers in Northern California. Resource is one of the largest Cable & Wireless long distance master agents and a significant Pacific Bell authorized sales representative. The initial purchase consideration consisted of $1,037,000 of cash and 81,250 shares of our common stock. Of the 81,250 of issued shares, 50,000 shares with a fair market value of $919,000 were placed in an indemnification escrow until March 31, 2001. The remaining 31,250 shares were placed in escrow until March 15, 2001 to be released upon Resource attaining certain performance criteria for the year ended December 31, 2000. The performance criteria were not attained and the 31,250 shares have been released from escrow to PentaStar. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Resource for the period from January 1, 2000 to June 30, 2001.

    Eastern Telecom, Inc. In the second quarter of fiscal 2000, we acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom, Inc., or ETI. ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Verizon and BellSouth. The initial purchase consideration consisted of $2,009,000 of cash, 57,122 shares of our common stock with a fair market value of $961,000, the assumption of $758,000 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ended December 31, 2000. The combined operating performance criteria were not attained and thus no additional purchase consideration was recognized.

    Telecomm Industries Corp. In the second quarter of fiscal 2000, we acquired the assets of the Network Services Agency Division of Telecomm Industries Corp., or TCMM. TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362,000 of cash, 278,949 shares of our common stock with a fair market value of $6,494,000 and the assumption of certain debt and operating liabilities of TCMM. The assumed debt included $1,260,000 of short-term obligations which were paid at closing. The remaining assumed debt of $4,463,000 is secured by approximately $6,557,000 of future commissions due to PentaStar from existing Ameritech contracts, which we expect will be realized over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. As of December 31, 2000, we have paid $388,000 in cash as additional purchase consideration. The 278,949 shares of our common stock were placed in a general indemnification escrow until the date at which the final earn-out amount is determined. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18 million.

    NetLink, Inc. In the third quarter of fiscal 2000, PentaStar acquired the Circuits Business of NetLink, Inc. NetLink, located in St. Louis, Missouri, is a full-service communications agent for Southwestern Bell and primarily sells high-end data services. NetLink is also an Ameritech distributor of voice and data services in Southern Illinois. The initial purchase consideration consisted of $204,000 in cash, 42,544 shares of our common stock with a fair market value of $1,010,000, the assumption of $299,000 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by NetLink for the period from August 1, 2000 through July 31, 2001.

    Vision Communications, Inc. In the fourth quarter of fiscal 2000, we acquired Vision Communications Group, Inc. Vision, based in Montclair, New Jersey, is a communications services agent selling primarily data-oriented local and long distance services in the Mid-Atlantic market. Vision is an authorized agent for Verizon. The initial purchase consideration consisted of $326,000 in cash and 51,934 shares of our common stock with a fair market value of $1,207,000. Of the 51,934 of issued shares, 38,950 with a fair market value of $904,000 were placed in escrow and will be released upon Vision attaining certain performance criteria for the period from July 1, 2000 through June 30, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Vision for the period from July 1, 2000 through June 30, 2001.

    Linear Communications, Inc. In the fourth quarter of fiscal 2000, we acquired Lynx Communications, Inc dba Linear Communications, Inc. Linear, based in Atlanta, Georgia, is BellSouth's largest communications services agent, focused on selling voice, data, and Internet services in BellSouth's nine-state region. The initial purchase consideration consisted of $704,000 in cash and 65,960 shares of our common stock with a fair market value of $1,554,000. Of the 65,960 of issued shares, 36,627 with a fair market value of $863,000 were placed in escrow and will be released upon Linear attaining certain performance criteria for the period from October 1, 2000 through September 30, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Linear for the period from October 1, 2000 through September 30, 2001.

    Digistar Networks, Inc. In the fourth quarter of fiscal 2000, we acquired the assets of the communications agency business of Digistar Networks, Inc., dba The Network Group. The Network Group is a communications services agent focused on selling data oriented local and long distance services. It has operations in Chicago and Peoria, Illinois, Atlanta, Georgia and Houston, Texas. The initial purchase consideration consisted of $431,000 in cash and the assumption of certain operating liabilities. Also, as part of the acquisition of The Network Group, we loaned Digistar $650,000 (interest at 15%), payable on or before December 31, 2001. Digistar used the loan proceeds to pay bank debt secured by the acquired assets. The loan is secured by the guarantee of some of the owners of Digistar. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by The Network Group for the period from October 1, 2000 through September 30, 2001.

RECENT DEVELOPMENTS

    Subsequent to December 31, 2000, we acquired Digital Sales Support Net, Inc., or Digital and RKK Consulting Group, Inc., or RKK. Digital, headquartered in New York, New York, is a communications services agent focused on selling primarily Verizon data communications services. The owners of RKK, who will manage the combined operations of Digital and RKK, have been focused on selling Verizon data oriented local products and long distance services in the New York and New Jersey markets. The initial purchase consideration for Digital consisted of $200,000 in cash and 30,374 shares of our common stock with a fair market value of $800,000. Of the 30,374 of issued shares, 18,984 with a fair market value of $500,000 were placed in escrow and will be released upon Digital attaining certain performance criteria for the period from January 1, 2001 through December 31, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Digital for the period from January 1, 2001 through December 31, 2001. The initial purchase consideration for RKK consisted of 37,968 of our common stock with a fair market value of $1,000,000. Of the 37,968 of issued shares, 36,070 with a fair market value of $950,000 were placed in escrow and will be released upon RKK attaining certain performance criteria for the period from February 1, 2001 through January 31, 2002. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by RKK for the period from February 1, 2001 through January 31, 2002.

MARKET OPPORTUNITY

    The telecommunications industry is highly competitive, which creates an abundance of choices for consumers. In addition, there are many new technologies being developed that make telecommunications decisions increasingly complex. On a more micro level, the communications services agent industry is highly fragmented and characterized by hundreds of local companies with no large national competitors. With our growing market presence and broadening services, we are able to provide a local and/or national communications solutions for our customers. In addition, as communications solutions become more complex and abundant, we believe that we can service customers in a broad range of industries, including retail, wholesale, manufacturing, service, distribution and professional services.

Some of the major benefits we provide our customers are:

     o assistance in sorting through the abundance of confusing technology options;

     o handling multiple RBOC orders for companies with offices in multiple regions;

     o management of the ordering and installation of communications services;

     o more effective and timely responses to problems encountered with communications services providers than can generally be obtained by an individual customer;

     o ongoing evaluation of new solutions that could better suit the future communications needs of our customers; and

     o    payment of most of our fees by the communications services provider.

In addition, we believe that we offer compelling reasons for communications services providers to view us as a strategic partner. Those reasons are as follows:

     o we are an effective sales force for our service providers, with a competitive, cost effective and variable cost solution for them;

     o we provide the ability to retain customers and increase revenues from customers;

     o we provide a professional staff to handle the installation of services and ongoing interface between the customer and the service provider;

     o we can sell into markets that may not be economical for the service providers to support directly; and

     o we can act as a distribution channel for certain services that some service providers, the RBOCs in particular, are prohibited by law from offering. This provides their customers with a complete communications solution.

OUR STRATEGY

    Our objective is to be a leading multi-regional provider of custom-designed communications solutions to small and medium-size businesses. Our strategy includes the following key elements:

Provide Comprehensive Communications Solutions

    We offer comprehensive communications solutions by providing customers with the benefit of our independent analysis of multiple technologies and pricing plans, except in local access where we work primarily with RBOCs with whom we have agency relationships. In addition to selling basic communications services, our focus is to provide solutions for more complex, high-end data-oriented products or advanced communications services such as Frame Relay or ATM (asynchronous transfer mode) services. We believe that by purchasing a package of local access, long distance, wireless and Internet services from one communications service provider, the customer may not have the opportunity to choose the solutions that best meet its communications needs. By engaging our services, the customer is able to select different providers for each type of service to best meet its needs.

    We will continue to evaluate technology alternatives of both existing and developing communications services technologies and to evaluate changing pricing programs of various service providers. Our goal is to seek technology and pricing solutions that best address the needs of our customers. This assists our field sales personnel in customizing the services that we recommend for each customer.

Grow Through Acquisitions

    In fiscal year 2000, we completed 10 acquisitions establishing our presence in 30 metropolitan markets. We will continue to build a multi-regional presence in the communications market by acquiring agency companies in metropolitan areas. Our acquisition strategy will focus on new service territories, as well as in-filling existing markets in which we currently have a presence. We will focus our efforts on markets with the highest concentration of potential customers. We strive to acquire companies that are well managed, have a strong customer base, and would benefit from the additional resources that we intend to provide. Our goal is to structure these acquisitions so that the owners who manage the on-going business of each acquired agent receive a significant amount of their portion of the purchase price in our common stock.

    We believe the companies targeted for acquisition will be attracted to, and benefit from, the opportunity to join us because we plan to offer them:

     o    shared systems, administration and infrastructure support;

     o    lower costs resulting from planned economies of scale;

     o improved commission structures in certain cases, resulting from aggregating sales;

     o    availability of multiple long distance, wireless and Internet options;

     o access to on-going analysis of available communications and Internet technologies and pricing plans;

     o    access to other acquired companies' "best practices" models;

     o    greater access to capital for future growth;

     o    add-on sales to local operations of regional customers; and

     o consolidated order entry and processing of certain communications services.

Increase Revenues of Acquired Companies

We intend to grow our business by focusing on several key areas:

      Introduce New Agent Services. The companies we have acquired and the companies we intend to acquire primarily sell local access services for RBOCs. We currently sell and will continue to sell Internet services, long distance and wireless for voice and data communications through other service provider relationships. This will enable our customers to use PentaStar as the single resource for all their communications needs.

      Focus Sales on High End Data-Oriented Products. We will continue to increase the focus of our sales efforts on selling high-end data oriented products. These data-oriented products typically pay higher commissions. We continue to invest in the training of our sales people toward these high-end data products, as well as focus on recruiting experienced, high-end salespersons.

      Increase Revenues Through Commission Strategies. As a result of creating a larger organization, our commission rates are in certain cases, enhanced by meeting volume requirements in existing commission contracts. We have and expect to continue to negotiate more favorable commission arrangements than are available to individual agents.

      Enhance Selling and Advertising Efforts. We continue to expect to attract new customers by increasing our direct selling and in some cases, advertising efforts. We continue to accomplish this in part by allowing the managers of acquired agents to have more time to focus on selling as a result of relieving them of the administrative functions that will be consolidated into our headquarters or regional centers. We believe advertising has not been used in any significant way by agents. We have developed marketing materials and presentations to be used by management and the sales personnel of our agents.

Utilize our Size to Increase Efficiencies in the Operating Regions.

      We have and will continue to consolidate functions that are not critical to control at the local level into our corporate headquarters. These functions include human resources, information systems, legal services and tax matters. Additionally, we have and will continue to consolidate some aspects of accounting, order processing and after-sales management into regional centers to be established at designated local sites. The purchasing of insurance, equipment and certain external services are being managed from our corporate headquarters.

Implement a Best Practices Program.

     The companies we have acquired are operating with a high degree of autonomy in their regions, which we expect to be the case with future acquisitions. However, we will continue to implement a best practices program under which each acquired company will be able to adopt successful business practices developed by our other agents. This allows each acquired company to develop a best practices model that works for it. Our corporate management team is actively facilitating this process.

Create Strong Incentives for Management to Increase Earnings

    We have established two strong incentives for our agent managers, who are generally the former owners of the acquired agents, to increase their region's earnings. The first incentive is the opportunity to earn a greater percentage of the total shares of our common stock issued to acquire the agents based on each agent's future performance. The second incentive is a bonus plan pursuant to which each agent manager may receive a cash bonus based upon his area's operating earnings before amortization expense. We expect that managers of other agents we acquire will also participate in bonus programs based upon their operating earnings before amortization expense and will also participate in our stock option plan.

OUR SERVICES

Our services are represented by a variety of service providers. Here is a sampling of some of our major providers:

                                            Provider                   Region Availability
                                            --------                   -------------------
         Local Access                       Ameritech                  Midwest
                                            Qwest                      Rocky Mountain; Southwest; Pacific Northwest
                                            Verizon                    Northeast
                                            Pac Bell                   Northern California
                                            Bell South                 Southeast
                                            Southwestern Bell          South Central

         Long Distance                      WorldCom                   National
                                            Sprint                     National
                                            Global Crossing            National
                                            AT & T                     National
                                            Cable & Wireless           National
                                            Intermedia                 National

         Wireless                           Ameritech                  Midwest
                                            Qwest                      Rocky Mountain; Southwest; Pacific Northwest
                                            Verizon                    Northeast
                                            Pac Bell                   Northern California
                                            Bell South                 Southeast


         Internet                           Ameritech                  Midwest
                                            Qwest                      Rocky Mountain; Southwest; Pacific Northwest
                                            Verizon                    Northeast
                                            Pac Bell                   Northern California
                                            Bell South                 Southeast
                                            WorldCom                   National
                                            Sprint                     National
                                            Global Crossing            National
                                            AT & T                     National
                                            Cable & Wireless           National
                                            Intermedia                 National
                                            Epoch Internet             National
                                            XO                         National
                                            North Atlantic Internet    Northeast

Local Access

    The comprehensive local access services we sell include basic dial tone and advanced communications services. Basic dial tone services are telephone connections, voice messaging and call management. More advanced communications services we sell include:

     o    data transmission oriented services;

     o    dedicated high-capacity transmission services;

     o high speed real time communications access, including digital subscriber line, or DSL;

     o packet-based transmission for wide area networks, including frame relay service; and

     o an advanced digital network for data, video, voice and Internet traffic, including integrated services digital network, or ISDN.

Long Distance

    Our relationships with these long distance providers allow us to offer our customers the pricing, quality and add-on features that they require for their specific long distance communications.

Wireless

    We concentrate on providing our customers with services and capabilities that will allow them to better utilize wireless technology and make this technology an integral part of their voice and data communications strategy. These wireless services include cellular, paging and integrated voice and data communications services.

Internet

    We find that customers are often confused by the process of selecting an Internet Service Provider, or ISP, connecting to the ISP and integrating the service into their internal systems. Many ISPs do not provide installation and start-up assistance or assistance in internal cabling and networking for their customers. As a result, the customers must coordinate with local access providers, networking/cabling consultants and the ISP to obtain service. To address this problem, we offer a turnkey solution to our customers through our agent relationships, connection expertise and relationships with networking/cabling companies.

Value-Added Services

    The combination of wireless technologies, computer networking integration, telephone system integration and Internet technologies creates significant challenges for small to medium-size businesses attempting to implement an overall communications solution. In addition, keeping up with the developments of new technologies can be often confusing to the customer. We believe that our customers can benefit from our consultative, no-charge approach toward analyzing their communication solutions. We continue to offer comprehensive communications services, assistance in the selection of hardware and cabling providers, supervision of the installation and integration of all the communications services components and, to a limited extent, the installation of hardware. We also offer project management to customers who have larger, more complex projects requiring significant planning, resource management and coordination. We believe that providing these additional services further strengthens our customer relationships and provide for incremental revenue opportunities with our existing customers.

SALES AND MARKETING

    As of March 15, 2001, we employed an experienced sales force of approximately 200 employees, of which 155 are direct sales employees and 45 are telesales employees. Our direct sales efforts are conducted at the local level by our direct sales force. Members of our direct sales team meet face-to-face with prospective customers, discuss their communications needs and in many cases utilize our local project management staff to design a comprehensive package of communications services. Our telesales employees are experienced telecommunications telemarketers focused on the sale of basic dial tone and voice long distance products and services.

    We continue to focus on improving our project management staff and capabilities and developing programs to recruit and train motivated sales people with good technical and customer skills. Our goal is to establish a long-term relationship as the customer's total solution provider.

    Our sales representatives also establish additional customer referral relationships with others, such as equipment vendors, resellers and network and telephone integrators. We customarily pay a referral fee to these companies or reciprocate in the sharing of market opportunities. New customer contacts are also generated through a variety of methods including client referrals, personal sales calls, direct mailings to targeted customers, telemarketing and trade shows.

    In addition, we maintain a database that documents various components of our customer's communications services, as well as critical contact information. We believe that this database will be a valuable tool for providing enhanced services to these customers.

COMPETITION

Agent Business

    The market for communications services is extremely competitive and rapidly changing. We expect competition to increase as communications service providers expand their traditional service offerings. Many of our largest competitors are national communications service providers that have significantly greater financial, marketing and other resources than we. These competitors may adopt more aggressive pricing policies and offer more attractive terms to customers than the carriers we represent. In addition, some of our current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to compete more effectively. Specifically, on a national scale, we encounter multiple competitors that include:

     o the direct sales forces of communications services providers, such as the RBOCs, AT&T, WorldCom and numerous competitive local exchange carriers, or CLECs;

     o    other communications services agents;

     o system integrators and other telecommunications equipment and install providers that address a customer's network needs; and

     o communications consultants, such as groups within Electronic Data Systems and Accenture.

We believe the primary competitive factors in our market include:

     o the ability to provide a solution that satisfies all the customer's communications needs and can be installed on a timely basis;

     o    pricing;

     o    customer service during and after installation;

     o    quality and reliability of communications services;

     o    access to multiple communications services provider options; and

     o    development of customer loyalty.

    Although we face a broad range of competition from a variety of communications services providers, we seek to compete effectively by acting as a sales agent primarily for RBOC services in the local access market, along with long distance, wireless and Internet services from providers in those markets, with a strong focus on customer service.

GOVERNMENT REGULATION

Agent Business

    We are not directly subject to any government regulations other than normal business regulations. However, the communications service providers for whom we act as a sales agent are subject to varying degrees of federal, state and local regulation. Because of the regulated status of our clients, we are indirectly affected by the regulations of the FCC and the various state public utility commissions. In addition, the FCC, in particular, has emphasized on numerous occasions that the actions of a carrier's marketing agents do not relieve that carrier of its independent obligation to ensure compliance with the FCC's rules. Rather, under the Communications Act of 1934, the acts or omissions of an agent or other person acting for a common carrier are deemed to be the acts or omissions of the carrier itself.

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

    The Telecommunications Act of 1996 was intended ultimately to permit service providers in the long distance and local communications services markets, as well as cable television providers, to compete freely in all communications markets. For example, the Telecommunications Act of 1996 permits the RBOCs to compete fully in the provision of in-region long distance services upon the satisfaction of the statutorily mandated criteria. The 1996 Act also allows long distance carriers to provide local services in the RBOCs' territories. Long distance carriers are also permitted to offer combined packages of long distance and resold RBOC local services. However, large long distance carriers are not permitted to market long distance and resold RBOC local services through a "single transaction" meaning that these carriers may not use the same sales agent to market both products to the same customer in the same communication. Also, the telecommunications carrier may not offer long distance and RBOC resold local exchange services as a bundled package under an integrated pricing schedule.

    The Telecommunications Act of 1996 also generally requires RBOCs to provide competitors with interconnection and nondiscriminatory access to their local exchange network on more favorable terms than have been available in the past. As required by the 1996 Act, the FCC adopted in August 1996 new rules implementing the interconnection and resale provisions of the Telecommunications Act of 1996, which are intended to minimize regulatory, economic and operational impediments to full competition for local services.

    In general, we are unable to determine what effect the Telecommunications Act of 1996 and other laws and regulations will have on the communications industry in general and on us in particular. Numerous FCC, state and local regulatory decisions are expected regarding issues that may materially affect us because they will have an impact on:

     o    the services and the pricing that can be offered by RBOCs; and

     o who can compete with RBOCs in various markets and the prices they will be able to offer.

    Also, the communications service providers whose services we will market are affected by the laws and changes in the laws affecting the provision of telecommunications. These laws and changes may have an indirect effect on PentaStar. For instance, on February 26, 1998, the FCC established rules that restricted telecommunications carrier use of customer proprietary network information, or CPNI. The rules prohibit carriers from using information gleaned from providing one type of service (local, long distance or wireless) to market another type of service, without first obtaining that customer's consent. This means that a carrier could not give PentaStar a local service customer's marketing information in order for PentaStar to market that carrier's long distance, wireless or Internet services without first obtaining that customer's consent to use his or her CPNI. However, the U.S. Court of Appeals for the Tenth Circuit vacated portions of the FCC's CPNI rules. The FCC filed a petition for rehearing of this case that was denied on November 30, 1999. Also, on June 5, 2000, the Supreme Court of the United States denied a petition for writ of certiorari on this case.

    The communications service providers for which we act as a sales agent must also comply with the FCC's verification requirements enacted to prevent slamming, the unauthorized change of a customer's presubscribed carrier selection. The slamming rules govern the manner in which telecommunications carriers effectuate and verify selection by consumers of preferred providers of local exchange and interexchange services. When we successfully sell a customer our client's telecommunications service that replaces that customer's present telecommunications service, our client must comply with the FCC's slamming and verification procedures in order to switch that customer's service.

Employees

    As of March 15, 2001, we had 370 employees, all of whom were full-time employees. Of our full-time employees, 11 are corporate headquarter employees, 200 are in sales and marketing, 106 are in operations and engineering support, and 53 are in administration.

    We believe that our relations with our employees are satisfactory. We are not party to any collective bargaining agreements and we have never experienced a work stoppage. As we continue to grow and acquire new companies, we expect to hire additional personnel.

ITEM 2. DESCRIPTION OF PROPERTY

    As of December 31, 2000 we maintain our corporate headquarters at 1660 Wynkoop Street, Suite 1010, Denver, Colorado. We lease 3,945 square feet under a lease which expires August 31, 2005. Additionally, we lease the following facilities for use as office space:

                             LOCATION               SQ. FT.       TERM
                    -------------------------       ------  -----------------
                    Denver, Colorado..............   4,800  Expires 12/31/01
                    Colorado Springs, Colorado ...     300  Expires 3/31/02
                    Seattle, Washington...........   5,506  3,003 sq. ft. expires
                                                            11/30/02 2,503 sq. ft. expires
                                                            11/30/02
                    Portland, Oregon..............   3,238  Expires 6/28/01
                    Warwick, RI...................   6,427  Expires 10/31/04
                    Albany, NY....................   1,937  Expires 5/31/02
                    Burlington/Rutland, VT........   1,303  650 sq.ft.expires 4/30/01
                                                            653 sq.ft.expires 3/31/01
                    Boston, MA....................  21,778  14,331 sq. ft. expires
                                                            8/31/01 3,038 sq. ft. expires
                                                            3/31/03 2,609 sq. ft. expires
                                                            9/30/05 1,800 sq. ft. expires
                                                            9/30/03
                    Phoenix, AZ...................   5,598  Expires 3/31/01
                    Dublin, CA....................   1,829  Expires 8/31/01
                    Chicago, IL...................   6,317  2,622 sq. ft. Expires 10/30/02
                                                            2,295 sq. ft. Expires 12/31/01
                                                            1,400 sq. ft. Expires 12/31/01
                    Indianapolis, IN..............   7,800  Expires 5/31/05
                    Evansville, IN................   1,838  Expires 8/31/01
                    South Bend, IN................   1,730  Expires 3/31/03
                    Louisville, KY................   1,572  Expires 7/31/03
                    Columbus, OH..................   2,431  Expires 6/30/03
                    Dayton, OH....................   2,142  Expires 5/31/02
                    Cleveland, OH.................   3,030  1,575 Expires 12/31/04
                                                            1,455 Expires 11/30/03
                    Green Bay, WI.................   1,249  Expires 12/31/04
                    St. Louis, MO.................   3,200  Expires 5/31/01
                    Montclair, NJ.................   4,914  Expires 10/31/02
                    Atlanta, GA...................   4,500  Expires 11/14/02
                    Peoria, IL....................   1,380  Expires 1/31/02

    We believe that our facilities are adequate for our current needs and additional space is available for expansion.

ITEM 3. LEGAL PROCEEDINGS

    There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters which were submitted to a vote of security holders during the fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since September 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol "PNTA." From October 26, 1999 through September 6, 2000 our common stock traded on the Nasdaq SmallCap Market under the same symbol. Prior to October 26, 1999, there was no public trading market for our common stock. As of March 26, 2001, we had 51 holders of record. The following table sets forth the high and low bid prices for our common stock as reported on Nasdaq for the period we were quoted on the Nasdaq SmallCap Market and the high and low sale prices for the period we were quoted on the Nasdaq National Market System.

                                                                           HIGH      LOW
                                                                           ----      ---
                  YEAR ENDED DECEMBER 31, 2000
                  First Quarter ......................................    $20.000  $14.500
                  Second Quarter .....................................    $23.250  $18.500
                  Third Quarter ......................................    $24.125  $23.000
                  Fourth Quarter .....................................    $24.375  $20.000

                  FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999)
                  THROUGH DECEMBER 31, 1999:
                  Fourth Quarter (from October 26, 1999): ............    $15.688  $10.438

    The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    Effective during the period from October 1, 2000 through December 31, 2000, we sold unregistered securities as follows:

     o On October 26, 2000, we issued 51,934 shares of common stock to the sole shareholder of Vision Communications Group, Inc. as partial consideration for the acquisition of Vision Communications Group, Inc.

     o On November 15, 2000, we issued 65,960 shares of common stock to the shareholders of Lynx Communications, Inc. dba Linear Communications, Inc. as partial consideration for the acquisition of Lynx Communications, Inc.

    The sales and issuance of securities in the transactions described in the above paragraphs were deemed to be exempt from registration under the Securities Act by virtue of Rule 506. The persons to whom the shares were issued are accredited investors.

DIVIDENDS

    We have not paid any dividends on our common stock as of December 31, 2000. We do not anticipate declaring or paying cash dividends on our common stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by the board from time to time in the exercises of business judgement, taking into account, among other things, results of operations and financial condition, any then existing or proposed commitments by it for the use of available funds, and our obligations with respect to the holders of any then outstanding indebtedness or preferred stock. In addition, we may in the future issue debt securities or preferred stock or enter into loan agreements or other arrangements that restrict the payment of dividends on, and repurchases of, our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

OVERVIEW

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of December 31, 2000 and 1999 and for the year ended December 31, 2000, the period from inception (March 15, 1999) through December 31, 1999, and the predecessor financial statements of Access and ICM as of October 25, 1999 and December 31, 1998 and for the period from January 1, 1999 to October 25, 1999 and the year ended December 31, 1998, included in Part II, Item 7 of this Form 10-KSB.

    We were incorporated on March 15, 1999 under Delaware law. For the period from inception (March 15, 1999) through October 25, 1999, we did not conduct any operations, and all activity in the period related to organizing PentaStar, developing our business plan, management and corporate structure, pursuing acquisitions of the predecessor companies and activities in connection with our offering. Upon the closing of the acquisitions of the predecessor companies and the offering on October 26, 1999, we commenced our business operations as a communications services agent for communications services including local access, long distance, wireless and Internet services for voice and data communications. We design, procure and facilitate the installation and use of communications services to best meet our customers needs.

    Through the acquisitions of existing communications services agents in metropolitan areas, we have become the nation's largest communications services agent. We currently act as a sales agent for more than twelve communications services providers. We plan to continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

     On October 26, 1999, we successfully completed our initial public offering. The offering resulted in the sale of 1,297,845 shares of our common stock, for proceeds of $10,714 net of cash offering costs of $2,265. Immediately prior to the offering, we completed the acquisitions of the predecessor companies. Access, located in Denver, Colorado, was a Qwest (f/k/a U S WEST) agent. Purchase consideration for Access consisted of $241 in cash, 205,000 shares of PentaStar's common stock and assumption of liabilities. ICM, located in Bellevue, Washington, was a Qwest (f/k/a U S WEST) agent. Purchase consideration for ICM consisted of $1,641 in cash, 165,000 shares of our common stock and assumption of liabilities.

Acquisition Activities

    During the year ended December 31, 2000, we completed the acquisitions of ten communications services agents. Following is a summary of our acquisition activity.

    In the first quarter of fiscal 2000, we acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as UST). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Verizon Communications' (f/k/a Bell Atlantic) 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Verizon Communications, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277 in cash, 5,980 shares of our common stock with a fair market value of $100 and the assumption of liabilities.

    In the first quarter of fiscal 2000, we acquired the assets of NCI Communications, Inc. NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has agency agreements with Qwest, AT&T and GST Telecom. NCI was owned by certain of the previous shareholders of ICM, who, upon our acquisition of ICM, became shareholders of PentaStar. The purchase price paid for the assets consisted of $18 in cash and the cancellation of a $601 note receivable from NCI to PentaStar.

    In the first quarter of fiscal 2000, we acquired ParTel, Inc. ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of Qwest and sells primarily high-end, data-oriented services. The purchase consideration consisted of $606 in cash and 30,310 shares of our common stock with a fair market value of $539. Concurrent with the acquisition of ParTel, we loaned $500 (interest at the prime rate plus 1% - 10.75% at December 31, 2000) to a corporation controlled by the former shareholders of ParTel. The loan will be due not later than December 31, 2001, and is personally guaranteed by the former ParTel shareholders. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by ParTel for the year ended December 31, 2000, subject to adjustments through March 31, 2001.

    In the first quarter of fiscal 2000, we acquired Resource Communications, Inc. Resource, based in Dublin, California, is a full-service communications agent, which furnishes communication solutions to customers in Northern California. Resource is one of the largest Cable & Wireless long distance master agents and a significant Pacific Bell authorized sales representative. The initial purchase consideration consisted of $1,037 of cash and 81,250 shares of our common stock. Of the 81,250 of issued shares, 50,000 shares with a fair market value of $919 were placed in an indemnification escrow until March 31, 2001. The remaining 31,250 shares were placed in escrow until March 15, 2001 to be released upon Resource attaining certain performance criteria for the year ended December 31, 2000. The performance criteria were not attained and the 31,250 shares have been released from escrow to PentaStar. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by Resource for the period from January 1, 2000 to June 30, 2001.

    In the second quarter of fiscal 2000, we acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom, or ETI. ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Verizon and BellSouth. The initial purchase consideration consisted of $2,009 of cash, 57,122 shares of our common stock with a fair market value of $961, the assumption of $758 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ended December 31, 2000. The combined operating performance criteria were not attained and thus no additional purchase consideration was recognized.

    In the second quarter of fiscal 2000, we acquired the assets of the Network Services Agency Division of Telecomm Industries Corp., or TCMM. TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362 of cash, 278,949 shares of our common stock with a fair market value of $6,494 and the assumption of certain debt and operating liabilities of TCMM. The assumed debt included $1,260 of short-term obligations which were paid at closing. The remaining assumed debt of $4,463 is secured by approximately $6,557 of future commissions due to PentaStar from existing Ameritech contracts, which we expect will be realized over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. As of December 31, 2000, we have paid $388 in cash as additional purchase consideration. The 278,949 shares of our common stock were placed in a general indemnification escrow until the date at which the final earn-out amount is determined. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18 million.

    In the third quarter of fiscal 2000, we acquired the Circuits Business of NetLink, Inc. NetLink, located in St. Louis, Missouri, is a full-service communications agent for Southwestern Bell and primarily sells high-end data services. NetLink is also an Ameritech distributor of voice and data services in Southern Illinois. The initial purchase consideration consisted of $204 in cash, 42,544 shares of our common stock with a fair market value of $1,010, the assumption of $299 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by NetLink for the period from August 1, 2000 through July 31, 2001.

    In the fourth quarter of fiscal 2000, we acquired Vision Communications Group, Inc. Vision, based in Montclair, New Jersey, is a communications services agent selling primarily data-oriented local and long distance services in the Mid-Atlantic market. Vision is an authorized agent for Verizon. The initial purchase consideration consisted of $326 in cash and 51,934 shares of our common stock with a fair market value of $1,207. Of the 51,934 of issued shares, 38,950 with a fair market value of $904 were placed in escrow and will be released upon Vision attaining certain performance criteria for the period from July 1, 2000 through June 30, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Vision for the period from July 1, 2000 through June 30, 2001.

    In the fourth quarter of fiscal 2000, we acquired Lynx Communications, Inc dba Linear Communications, Inc. Linear, based in Atlanta, Georgia, is BellSouth's largest communications services agent, focused on selling voice, data, and Internet services in BellSouth's nine-state region. The initial purchase consideration consisted of $704 in cash and 65,960 shares of our common stock with a fair market value of $1,554. Of the 65,960 of issued shares, 36,627 with a fair market value of $863 were placed in escrow and will be released upon Linear attaining certain performance criteria for the period from October 1, 2000 through September 30, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Linear for the period from October 1, 2000 through September 30, 2001.

    In the fourth quarter of fiscal 2000, we acquired the assets of the communications agency business of Digistar Networks, Inc., dba The Network Group. The Network Group is a communications services agent focused on selling data oriented local and long distance services. It has operations in Chicago and Peoria, Illinois, Atlanta, Georgia and Houston, Texas. The initial purchase consideration consisted of $431 in cash and the assumption of certain operating liabilities. Also, as part of the acquisition of The Network Group, we loaned Digistar $650 (interest at 15%), payable on or before December 31, 2001. Digistar used the loan proceeds to pay bank debt secured by the acquired assets. The loan is secured by the guarantee of some of the owners of Digistar. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by The Network Group for the period from October 1, 2000 through September 30, 2001.

    Except for UST and ETI, the principal shareholders of the acquired companies that have received PentaStar common stock as purchase consideration, have entered into escrow and contingent stock agreements with PentaStar on closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interests in the acquired companies. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of our assets or stock or five years, the shareholder associated with that company or seller of that company will receive back from escrow all, some or none of the shares such shareholder or seller placed in escrow. In addition, based upon the relative earnings performance of the acquired company, such shareholder or seller may receive additional shares of common stock from us. At our discretion, we may distribute cash to such shareholder or seller in lieu of some or all of the additional shares in an amount equal to the fair market value of the additional shares not distributed. The agreements are designed, however, so that there will be no net change to the total number of shares of our common stock outstanding after the combined adjustments are made for all of the acquired companies. We expect that the owners who manage other agent companies that we acquire will be required to receive a significant amount of the purchase price in our common stock and place into escrow a percentage of this common stock pursuant to similar arrangements.

    These acquisitions were accounted for under the purchase method of accounting.

Subsequent Acquisitions

    Subsequent to December 31, 2000, we acquired Digital Sales Support Net, Inc., or Digital and RKK Consulting Group, Inc., or RKK. Digital, headquartered in New York, New York, is a communications services agent focused on selling primarily Verizon data communications services. The owners of RKK, who will manage the combined operations of Digital and RKK, have been focused on selling Verizon data oriented local products and long distance services in the New York and New Jersey markets. The initial purchase consideration for Digital consisted of $200 in cash and 30,374 shares of our common stock with a fair market value of $800. Of the 30,374 of issued shares, 18,984 with a fair market value of $500 were placed in escrow and will be released upon Digital attaining certain performance criteria for the period from January 1, 2001 through December 31, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Digital for the period from January 1, 2001 through December 31, 2001. The initial purchase consideration for RKK consisted of 37,968 of our common stock with a fair market value of $1,000. Of the 37,968 of issued shares, 36,070 with a fair market value of $950 were placed in escrow and will be released upon RKK attaining certain performance criteria for the period from February 1, 2001 through January 31, 2002. In addition, the agreement provides for additional consideration in the form of cash and our common stock if from certain operating performance criteria are met by RKK for the period from February 1, 2001 through January 31, 2002.

Financing Activities

    During the year ended December 31, 2000, we completed certain financing transactions to assist in the funding of our acquisition activity. Following is a summary of our financing transactions.

    In connection with the acquisition of The Network Group, three of our directors loaned us $650, evidenced by three separate promissory notes. Each note provides for interest to accrue quarterly at a rate of 12% to be paid quarterly unless restricted pursuant to the provisions of the Wells Fargo Bank West Credit Agreement discussed below. Principal and accrued interest is due and payable in full on the earlier of December 31, 2002 or a change in control as defined in the notes.

    On July 18, 2000 we entered into a credit and security agreement with Wells Fargo Bank West, National Association. Terms of the credit agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The credit agreement is secured by accounts receivable and by substantially all of the remaining assets of PentaStar. Advances under the credit agreement may be used for short-term working capital needs and future acquisitions. There are no compensating balance requirements and the credit agreement requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The credit agreement terminates and is payable in full on July 31, 2001. Interest is payable monthly at the prime rate or, if we so elect, the LIBOR rate plus 2.50% (9.75% at December 31, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the total commitment. As of December 31, 2000, $3,100 was outstanding under the credit agreement and $1,784 was available to be drawn.

    On September 1, 2000, we closed a private placement of 156,313 shares of our common stock, resulting in proceeds of $3,118, net of cash offering costs of $182. The shares of common stock are restricted and were sold to three selected institutional investors and a private investor. The investors participating in the private placement may demand registration of the securities upon written request. The investors have two "demand" registration rights and also have "piggyback" registration rights on other registration statements we file.

    During the year ended December 31, 2000, the founders of PentaStar entered into additional contractual arrangements whereby restrictions on 3,129,997 shares of common stock have been extended to October 26, 2001. Excluding the restricted private placement shares described above and the shares held by the founders of PentaStar, 984,049 shares of our common stock at December 31, 2000, are held in escrow or are subject to arrangements that prevent the owners from selling the shares. These shares represent the common stock issued in connection with our acquisitions of various communications services agents. When these arrangements expire, the owners will be free to sell the shares. If the owners decide to sell these shares, the availability of these shares could significantly affect our stock price. These arrangements expire as follows:

                          Years Ending December 31 --
                          2001.......................     200,263
                          2002.......................     346,735
                          2003.......................          --
                          2004.......................     437,051
                                                         --------
                          ...........................     984,049
                                                         ========

Overview of Operations

    Substantially all of our revenues are generated from the commissions we receive from selling communications services as agents for communications services providers. Currently we primarily sell advanced communications services and basic dial tone services for the local access market to facilitate data, voice and video communications. We expect that, over time, the percentage of advanced communications services revenues will increase as a percentage of revenues because of increased demand for, and availability of, these services. Basic dial tone services in general are telephone connections, voice messaging and call management services. Advanced communications services are all other voice and data communications services, including:

     o    data transmission oriented services;

     o    dedicated high-capacity transmission services;

     o high speed real time communications access, including digital subscriber line, or DSL;

     o packet-based transmission for wide area networks, including frame relay service; and

     o an advanced digital network for data, video, voice and Internet traffic, including integrated services digital network, or ISDN.

    We currently act as a sales agent for Ameritech, Qwest, Verizon, Pacific Bell, Bell South, Southwestern Bell, WorldCom, Sprint, Global Crossing, AT&T, Cable & Wireless, Intermedia, Epoch Internet and other communications services providers. The following communications services providers, together with their respective percentage of the total revenue recognized, each account for 5% or greater of our total revenue:

                                               FOR THE PERIOD ENDED
                                                   DECEMBER 31,
                                               --------------------
                                                 2000        1999
                                               --------   ---------
                      Verizon..................  35%         --
                      Ameritech................  25%         --
                      Qwest (f/k/a U S WEST)...  22%         99%

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

    We experience some seasonal variations in our business. Orders for communications services tend to slow in the last quarter of the calendar year due to customers' budgetary constraints. Generally, orders increase in the first quarter of the following year. Because of the time lag between order and installation, revenues in the first four months of each calendar year are typically below the average of revenues for the remaining portion of the year.

Significant Accounting Policies and Procedures

    When we obtain an order for communications services, we generate a commission from the communications services provider that is paid by the provider and recognized by us as revenue, pursuant to one of the following four methods:

     o we receive the full value of the commission after the service is fully installed. It is not until the final installation is completed by the communications services provider that we recognize the revenue for the commission.

     o we receive an up-front payment of a portion of the commission we are entitled to receive for the whole order. This initial payment is accounted for as deferred revenue. After the service is fully installed, we become entitled to receive the remaining portion of the commission. It is not until the final installation is completed by the communications services provider that we recognize the revenue for the total commission, including the initial payment and the final payment.

     o we receive a portion of the total commission as an up-front payment after the service is fully installed with the remaining portion of the total commission to be paid in the form of a residual stream over the life of the customer contract. This residual stream can be in the form of equal monthly installments or based on a percentage of customer monthly usage value. It is not until the final installation is completed by the communications services provider that we recognize revenue for the amount of the up-front payment. We recognize revenue for the future residual streams at the time of cash receipt.

     o we receive the total commission in the form of a residual stream over the life of the customer contract with no up-front payment. This residual stream can be in the form of equal monthly installments or based on a percentage of customer monthly usage value. We recognize revenue for the future residual streams at the time of cash receipt.

    In the ordinary course of business, the time lag between order and installation of communications services can range from less than one month to up to nine months depending on the type of service and the communications services provider with whom the service has been ordered. Certain of the advanced communications services sold by us experience greater time lags from order to installation due to the complexity of the services and the current lack of available facilities within the communications services providers network. As we migrate to selling a larger percentage of these types of services, we will experience variations in our revenues as these order to installation time lags continue to fluctuate.

    In the ordinary course of business, we experience delays in payments on commissions earned from the communications services providers. These delays are generally attributable to procedural issues within the providers' organizations such as information system changes and staffing level issues. Delays can also be experienced as a result of disputed items. Disputed items represent accounts receivable in dispute for installed services and arise primarily from differences in documentation between us and the communications services providers relating to:

     o    the commission percentages earned;

     o    the type of services sold; and

     o    the service installation dates.

    Generally, the communications services providers do not pay any portion of the commission when an amount is in dispute, including any residual payments. We believe, based upon extensive review of the disputed items for each of the communications services providers, that the actual amounts in dispute are substantially less than the gross amount of the commissions being withheld as a result of the disputes. As of December 31, 2000 and 1999, we have established allowances to reduce the disputed accounts receivables for each of the communications services providers to amounts that we believe represent the estimated net realizable value of the disputed items. As a result of our continuing and increasing strategic partner relationships with the communications services providers, changes are being implemented in the process of receiving payment for installed services, which continue to result in disputed receivables being cleared in a more timely manner.

    In connection with our acquisitions, we have recorded goodwill of $24,751, which represents the excess of the purchase price paid over the net tangible book value. The goodwill amount is being amortized over its estimated useful life of 20 years. The assignment of an amortization period of 20 years was influenced by the attributes and market position of each of our acquisitions. Future events or changes in circumstances may result in a reduction in the 20-year amortization period, which would result in increased annual goodwill expense. We have and anticipate acquiring additional communications services agents in the future and expect to record goodwill in those acquisitions. Future acquisitions may warrant amortization periods of less than 20 years.

    The Financial Accounting Standards Board has issued a draft of a new accounting standard that would require us to stop amortizing goodwill. If this standard were to be issued in its present form, we would be required to reduce goodwill only if the fair value of the goodwill were less than what we have recorded on our balance sheet or upon sale of the business that gave rise to the goodwill.

RESULTS OF OPERATIONS

PENTASTAR COMMUNICATIONS, INC.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE PERIOD FROM INCEPTION (MARCH 15,
1999) THROUGH DECEMBER 31, 1999

    Revenues. Total revenues of $27,798 and $694 were recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively. The increase was partially attributable to the longer reporting period. Additionally, twelve acquired companies contributed to revenue in 2000 compared to two acquired companies contributing in 1999. Advanced communications services revenues increased from $622 for the period from inception (March 15, 1999) through December 31, 1999 to $17,349 for the year ended December 31, 2000 for the reasons discussed above. Basic dial tone services revenues increased from $72 for the period from inception (March 15, 1999) through December 31, 1999 to $8,749 for the year ended December 31, 2000 for the reasons discussed above. The acquisition of UST provided us with a telemarketing sales division. The telemarketing group focuses on high volume, lower revenue services, which contributes to the significant amount of basic dial tone services revenues recorded for the year ended December 31, 2000. Product sales and other revenue of $1,700 was recorded for the year ended December 31, 2000. No product sales and other revenue was recorded for the period from inception (March 15, 1999) through December 31, 1999. The acquisitions of UST and ETI provided us, to a limited extent, with revenues related to the sales of telephone equipment and the related hardware installation.

    Costs and expenses. Salaries and commissions expense of $22,407 and $796 were recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively. The increase was partially attributable to the longer reporting period. Additionally, twelve acquired companies incurred expenses in 2000 compared to two acquired companies incurring expenses in 1999. Salaries and commissions expense consists principally of costs of operations, sales, management and administrative personnel at the operating companies. Cost of product sales of $677 was recorded for the year ended December 31, 2000 and consists of the equipment and subcontract labor attributable to the product sales. No cost of product sales was recorded for the period from inception (March 15, 1999) through December 31, 1999 as a result of no revenue recognized during this period for product sales. Other general and administrative expenses of $6,352 and $558 were recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively. This increase is attributable for the same reasons as the salaries and commissions increase discussed above. Other general and administrative expenses consist principally of the overhead expenses of the operating companies such as rent, telephone and supplies and the expenses applicable to our corporate office such as personnel costs, travel, insurance and professional fees. For the period from inception (March 15, 1999) through December 31, 1999, the corporate expenses included approximately $171 of consulting services expense, of which $126 of noncash expense was associated with the issuance of common stock options at the offering and $45 was paid in cash. We were formed on March 15, 1999 and, accordingly, began incurring expenses, but did not have any operations until the acquisition of the predecessor companies on October 26, 1999. Depreciation and amortization expense of $1,917 and $74 were recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively. This increase is primarily attributable to the additional ten acquisitions completed during the year ended December 31, 2000. Depreciation and amortization expense consists of depreciation expense on property and equipment and the amortization of goodwill associated with our acquisitions.

    Loss from operations. A loss from operations of $3,555 and $734 was recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively.

    Other (income) expense, net. Other (income) expense, net, of $298 and ($57) was recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively. This difference was the result of us utilizing our credit facility in 2000 to fund our acquisitions versus the interest income earned on the remaining invested cash proceeds from the offering still outstanding as of December 31, 1999. We also disposed of certain fixed assets at a loss of $79 during 2000.

    Income taxes. A benefit of $1,326 and $244 was recorded for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively, representing an effective tax rate of 34.4% and 36.1%, respectively. The difference between the federal statutory rate of 35% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization and other permanent differences.

    We have recorded a deferred tax asset of $1,609 at December 31, 2000 because we believe we will generate sufficient taxable income in the future to recover that asset. We based our belief upon our internal projections and the historical results of our acquired companies which have been generating taxable income prior to our acquisition. However, we cannot provide any assurance that we will in fact generate taxable income sufficient to utilize the deferred tax assets we have recorded on the balance sheet. If our views about the prospects of generating future taxable income were to change, then we would have to record a charge to income to write-off some or all of those deferred taxes.

    Net loss. For the reasons discussed above, a net loss of $2,527 and $433 was recognized for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively.

PREDECESSOR COMPANIES -- ICM Communications Integration, Inc.

    "Management's Discussion And Analysis of Financial Condition And Results Of Operations" consists primarily of comparisons of the historical financial statements. The information may not be reflective of the continuing results of operations and financial condition of ICM as one of our wholly-owned subsidiaries, because of certain non-recurring expenses related to the acquisition and the elimination of redundant costs.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JANUARY 1, 1999 TO OCTOBER 25, 1999

    Revenues. Total revenues of $4,275 and $3,245 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. The decrease was attributable to the shorter reporting period and diversion of ICM's management's and employee's attention prior to October 25, 1999, as a result of the acquisition by PentaStar and the Offering. Advanced communications services revenues decreased from $3,681 for the year ended December 31, 1998 to $2,718 for the period January 1, 1999 to October 25, 1999 for the reasons discussed above. Basic dial tone services revenues decreased from $594 for the year ended December 31, 1998 to $527 for the period January 1, 1999 to October 25, 1999. This decrease was smaller than that of the advanced communications services revenue decrease as a result of the creation of a specific group dedicated to selling basic dial tone services that was established in the first half of 1999.

    Costs and expenses. Salaries and commissions of $2,746 and $2,322 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This decrease was attributable to the shorter reporting period and lower revenues. The salaries and commissions as a percentage of revenue were higher for the period from January 1, 1999 to October 25, 1999 as a result of the fixed cost component of these costs attributable to management, operations, sales, and administrative personnel not affected by the revenue decrease. Other general and administrative expenses of $952 and $1,285 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This increase was primarily due to professional fees and other non-recurring costs associated with the acquisition by PentaStar and the Offering.

    Income (loss) from operations. Income from operations of $577 was recorded for the year ended December 31, 1998 and a loss from operations of $362 was recorded for the period from January 1, 1999 to October 25, 1999. This change was the result of the above discussed changes in revenues and costs and expenses.

    Other (income) expense, net. Other (income) expense, net, of ($8) and $9 was recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This difference was the result of ICM utilizing its line of credit in the 1999 period to fund its cash needs versus interest income earned on excess cash balances in the 1998 period.

    Income taxes. A provision for income taxes of $200 was recorded for the year ended December 31, 1998 and a benefit for income taxes of $137 was provided for the period from January 1, 1999 to October 25, 1999. The effective tax rate was 34.2% in the 1998 period and increased to 36.9% in the 1999 period.

    Net income (loss). For the reasons discussed above, net income of $385 was recorded in the year ended December 31, 1998 and a net loss of $234 was recorded for the period from January 1, 1999 to October 25, 1999.

PREDECESSOR COMPANIES -- DMA Ventures, Inc. dba Access Communications

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JANUARY 1, 1999 TO OCTOBER 25, 1999

    Revenues. Total revenues of $2,382 and $1,568 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. The decrease was attributable to the shorter reporting period and diversion of

Access' managements' and employees' attention prior to October 25, 1999, as a result of the acquisition by PentaStar and the Offering. Advanced communications services revenues decreased from $2,038 for the year ended December 31, 1998 to $1,457 for the period from January 1, 1999 to October 25, 1999 for the reasons discussed above. Basic dial tone services revenues decreased from $344 for the year ended December 31, 1998 to $111 for the period from January 1, 1999 to October 25, 1999 due to a decreased focus on basic communications services and the reasons discussed above.

    Costs and expenses. Salaries and commissions of $1,201 and $1,138 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This decrease was attributable to the shorter reporting period and lower revenues. The salaries and commissions as a percentage of revenue was higher for the period from January 1, 1999 to October 25, 1999 as a result of the fixed cost component of these costs attributable to management, operations, sales and administrative personnel not affected by the revenue decrease. Other general and administrative expenses of $577 and $479 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. This decrease was attributable to the shorter reporting period. The amount as a percentage of revenue was higher for the period from January 1, 1999 to October 25, 1999 as a result of professional fees and other non-recurring costs associated with the acquisition by PentaStar and the Offering.

    Income (loss) from operations. Income from operations of $604 was recorded for the year ended December 31, 1998 and a loss from operations of $49 was recorded for the period from January 1, 1999 to October 25, 1999. This change was the result of the above discussed changes in revenues and costs and expenses.

    Other (income) expense, net. Other (income) expense, net, of $49 and $64 was recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. These amounts are comprised primarily of interest expense on Access's borrowings. The difference was the result of Access utilizing its line of credit in the 1999 period to fund its cash needs.

    Income taxes. A provision for income taxes of $212 was provided for the year ended December 31, 1998 and a benefit for income taxes of $41 was provided for the period from January 1, 1999 to October 25, 1999. The effective tax rate was 38.2% in the 1998 period and decreased to 36.3% in the 1999 period.

    Loss from discontinued operations. Losses from discontinued operations were $370 and $74 for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively. The loss from discontinued operations is net of income tax benefits of $219 for the year ended December 31, 1998 and $42 for the period from January 1, 1999 to October 25, 1999.

    Net loss. For the reasons discussed above, net losses of $27 and $146 were recorded for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

PENTASTAR COMMUNICATIONS, INC.

    Our operations used net cash of $3,067 for the year ended December 31, 2000 as compared to the net cash provided of $68 for the period from inception (March 15, 1999) through December 31, 1999. This increase in cash used was primarily attributable to the net loss recognized during the year ended December 31, 2000 and the payment of accounts payable and accrued liabilities. The acquisition of UST included the assumption of approximately $2,441 in current liabilities. This use of cash primarily represents the payment of the assumed liabilities.

    We used cash of $9,359 and $2,731 in investing activities for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively, primarily as a result of our acquisition activity. The increase for the year ended December 31, 2000 was attributable to the acquisition of 10 companies, the issuance of promissory notes and the purchase of property and equipment. We used cash of $6,081 to fund the cash consideration of our acquisitions in 2000. In connection with the acquisition of Partel and The Network Group we issued promissory notes in the amounts of $500 and $650, respectively to the selling shareholders. Principal and accrued interest on both notes is due no later than December 31, 2001. In connection with the acquisitions of ETI and NetLink we assumed $1,057 of debt which was immediately paid at closing of the acquisitions. Property and equipment of $618 was purchased for the year ended December 31, 2000.

    Our financing activities provided cash of $4,610 and $10,800 for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, respectively. The cash provided for the year ended December 31, 2000 was primarily the $3,100 borrowings outstanding under our credit facility, the $3,118 of net proceeds from the private placement of common stock and the proceeds from the related party borrowings as discussed below, offset by the payments of debt assumed in the TCMM acquisition. The cash provided for the period from inception (March 15, 1999) through December 31, 1999 was primarily as a result of the offering.

    In connection with the acquisition of The Network Group, three of our directors loaned us $650, evidenced by three separate promissory notes. Each note provides for interest to accrue quarterly at a rate of 12% per annum to be paid quarterly unless restricted pursuant to the provisions of the Wells Fargo Bank West credit agreement. Principal and accrued interest is due and payable in full on the earlier of December 31, 2002 or a change in control as defined in the notes.

    On September 1, 2000, we closed a private placement of 156,313 shares of our common stock, resulting in proceeds of $3,118, net of cash offering costs of $182. The shares of common stock are restricted and were sold to three selected institutional investors and a private investor. The investors participating in the private placement may demand registration of the securities upon written request. The investors have two "demand" registration rights and also have "piggyback" registration rights on other registration statements we file.

    On July 18, 2000 we entered into a credit and security agreement with Wells Fargo Bank West, National Association. Terms of the agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The agreement is secured by accounts receivable and by substantially all of our other remaining assets. Interest is payable monthly at the prime rate or, if we so elect, the LIBOR rate plus 2.50% (9.75% at December 31, 2000). As of December 31, 2000, borrowings of $3,100 were outstanding and $1,784 was available to be drawn.

    During 1999, we issued promissory notes in the amount of $86 to BACE Investments, LLC for funds loaned by BACE Investments, LLC to us to pay expenses associated with the organization of PentaStar, the acquisitions of the predecessor companies and the offering. Immediately prior to the offering, we issued 86 shares of Series A preferred stock to BACE Investments, LLC as payment in full of the principal amount of the notes. BACE Investments, LLC is our largest shareholder.

    On October 26, 1999, we successfully completed our initial public offering. The offering resulted in the sale of 1,297,845 shares of our common stock, resulting in proceeds of $10,714, net of cash offering costs of $2,265.

    We believe that cash flow from operations and debt financing will be sufficient to satisfy our anticipated cash requirements for the next 12 months. We will likely require additional equity or debt financing beyond that period, and possibly sooner, dependent upon the scope of our acquisition activity.

PREDECESSOR COMPANIES -- ICM Communications Integration, Inc.

    ICM's operations provided net cash of $9 for the period from January 1, 1999 to October 25, 1999, which is a decrease from the $291 provided for the year ended December 31, 1998. ICM used net cash to purchase property and equipment as well as to fund advances to related parties of ICM of $290 and $321 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively. Net cash of $145 was provided from financing activities for the period from January 1, 1999 to October 25, 1999 as compared to the use of net cash of $13 for the year ended December 31, 1998. This difference was primarily attributable to the difference in the outstanding balance under the line of credit. PentaStar repaid all interest bearing indebtedness when it acquired ICM. The cash portion of the purchase price otherwise payable to the shareholders of ICM at the closing was reduced by the amount of interest bearing indebtedness so repaid.

PREDECESSOR COMPANIES -- DMA Ventures, Inc. dba Access Communications

    Access's operations used net cash of $266 for the period from January 1, 1999 to October 25, 1999, which is an increase from the $224 used for the year ended December 31, 1998. Access used net cash to purchase and sell property and equipment of $9 and $13 for the period from January 1, 1999 to October 25, 1999 and for the year ended December 31, 1998, respectively. Net cash of $193 was provided from financing activities for the period from January 1, 1999 to October 25, 1999 as compared to the use of net cash of $271 for the year ended December 31, 1998. This difference was primarily attributable to the outstanding balance under the line of credit at October 25, 1999 and a capital contribution by the shareholder during the period January 1, 1999 to October 25, 1999. PentaStar repaid all interest bearing indebtedness when it acquired Access. The cash portion of the purchase price otherwise payable to the shareholder of Access at the closing was reduced by the amount of interest bearing indebtedness so repaid.

INFLATION

    As a result of the relatively low levels of inflation during the last three years, inflation did not have a significant impact on the results of operations in those periods of any of the businesses we have acquired.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 2001, we will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. To date, we have not entered into any derivative financial instruments or hedging activities and therefore believe the impact of SFAS No. 133 will not be material.

ITEM 7. FINANCIAL STATEMENTS

    See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required by Item 9 is incorporated herein by reference to our definitive proxy statement for our 2001 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for our 2001 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 11 is incorporated herein by reference to our definitive proxy statement for our 2001 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 12 is incorporated herein by reference to our definitive proxy statement for our 2001 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are attached or incorporated by reference to the documents indicated that have previously been filed with the Securities and Exchange Commission.

        EXHIBIT
        NUMBER                DESCRIPTION OF DOCUMENT
        -------               -----------------------
         2.1(1)   Agreement and Plan of Merger dated August 13, 1999 among
                  PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA
                  Ventures, Inc. and its principal shareholder, Jeffrey A.
                  Veres.

         2.2(1)   Agreement and Plan of Merger dated August 13, 1999 among
                  PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM
                  Communications Integration, Inc. and the shareholders of ICM
                  Communications Integration, Inc.

         2.3(2) Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                  Inc. and the Shareholders of ICM Communications Integration,
                  Inc. dated October 20, 1999.

         2.4(2) Second Letter Agreement amending letter agreement dated as of October 20, 1999 by and among PentaStar Communication, Inc.,
                  OC Mergerco 2, Inc., ICM Communications Integration, Inc. and the Shareholders of ICM Communications Integration, Inc. which amended the Agreement and Plan of Merger dated as of August
                  13, 1999 by and among the same parties, dated December 27, 1999.

         2.5(2) Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA Ventures, Inc. and Jeffery
                  Veres, dated October 20, 1999.

         2.6(3)   Purchase Agreement dated January 7, 2000 among PentaStar
                  Communications, Inc., OC Mergerco 3, Inc., Network
                  Communications Integration, Inc. and the Shareholders of
                  Network Communications Integration, Inc.

         2.7(6)   Asset Purchase Agreement dated as of December 31, 1999 among
                  OC Mergerco 4, Inc., USTeleCenters, Inc., Vermont Network
                  Services Corporation and View Tech, Inc.

         2.8(3)   Purchase Agreement dated February 18, 2000 among PentaStar
                  Communications, Inc., OC Mergerco 4, Inc., VSI Network
                  Solutions, Inc. and the Shareholder of VSI Network Solutions,
                  Inc.

         2.9(3)   Agreement and Plan of Merger dated January 1, 2000 among
                  PentaStar Communications, Inc., Partel, Inc. and the
                  Shareholders of Partel, Inc.

         2.10(7)  Agreement and Plan of Merger among PentaStar Communications,
                  Inc. PentaStar Acquisition Corp. VI, Resource Communications,
                  Inc. and The Shareholders of Resource Communications, Inc.

         2.11(4)  Letter Agreement dated May 17, 2000 among PentaStar
                  Communications, Inc., OC Mergerco 4, Inc., VSI Network
                  Solutions, Inc. and the Shareholder of VSI Network Solutions,
                  Inc.

         2.12(8)  Purchase Agreement among PentaStar Communications, Inc.,
                  PentaStar Corporation and Telecomm Industries Corp. as of
                  April 15, 2000

         2.13(8)  Letter Agreement among PentaStar Communications, Inc.,
                  PentaStar Corporation and Telecomm Industries Corp. as of
                  April 15, 2000

         2.14(5)  Agreement and Plan of Merger among PentaStar Communications,
                  Inc., NetLink, Inc. and the Shareholders of NetLink, Inc.
                  dated September 29, 2000.

         2.15     Agreement and Plan of Merger among PentaStar Communications,
                  Inc., PentaStar Acquisition Corp. V, Vision Communications
                  Group, Inc. and the Shareholder of Vision Communications
                  Group, Inc. dated as of October 25, 2000.

         2.16     Amended and Restated Agreement and Plan of Merger among
                  PentaStar Communications, Inc., PentaStar Acquisition Corp.
                  VII, Lynx Communications, Inc. and the Shareholders of Lynx
                  Communications, Inc. dated as of November 14, 2000.

         2.17     Purchase Agreement among PentaStar Communications, Inc.,
                  PentaStar Acquisition Corp. IX, Digistar Networks, Inc. and the Shareholders of Digistar Networks, Inc. dated as of December 29, 2000.

         3.1(2)   Restated Certificate of Incorporation.

         3.2(2)   Certificate of Amendment to Restated Certificate of
                  Incorporation.

         3.3(2)   Restated Bylaws.

         4.1(1) Specimen stock certificate representing shares of common stock of PentaStar Communications, Inc.

         4.2(2)   Warrant for the purchase of common stock.

         4.3(2)   Certificate of Designation of Series A Preferred Stock.

         4.4(5)   PentaStar Communications, Inc. Common Stock Purchase Agreement
                  Dated September 1, 2000.

         10.1(1)  PentaStar Communications, Inc. Stock Option Plan.(9)

         10.2(1)  Strategic Agent Sales Agreement by and between U S WEST
                  Communications, Inc. and Access Communications dated February
                  15, 1998, as amended by memorandum dated March 24, 1999.

         10.3(1)  Strategic Agent Sales Agreement by and between U S WEST
                  Communications, Inc. and ICM Communications Integration, Inc.
                  dated February 13, 1998, as amended by memorandum dated March
                  24, 1999.

         10.4(1)  Consulting Agreement effective September 1, 1999 between
                  Optimal Communications, Inc. (nka PentaStar Communications,
                  Inc.) and BIBD, LLC.

         10.5(1) Employment and Noncompetition Agreement entered into as of August 13, 1999 between PentaStar Communications, Inc. and
                  Jeffrey A. Veres.**

         10.6(2)  Amended and Restated Principal Stockholder's Escrow and
                  Contingent Stock Agreement among PentaStar Communications,
                  Inc., OC Mergerco 1, Inc. and Jeffrey A. Veres.

         10.8(1)  Lease Agreement between BACE Real Estate, LLC and PentaStar
                  Communications, Inc.

         10.9(1)  Stock Purchase Agreement dated March 31, 1999 between Optimal
                  Communications, Inc. (nka PentaStar Communications, Inc.) and
                  Robert S. Lazzeri and Lock-up Agreement dated October 8, 1999 among PentaStar Communications, Inc., Schneider Securities,
                  Inc., BACE Investments, LLC, Black Diamond Capital, LLC,
                  Robert S. Lazzeri and Jeffrey A. Veres.

         10.10(1) Stock Purchase Agreement dated March 31, 1999 between Optimal
                  Communications, Inc. (nka PentaStar Communications, Inc.) and
                  Black Diamond Capital, LLC and Lock-up Agreement dated October
                  8, 1999 among PentaStar Communications, Inc., Schneider
                  Securities, Inc., BACE Investments, LLC, Black Diamond
                  Capital, LLC, Robert S. Lazzeri and Jeffrey A. Veres.


         10.11(1)  Stock Purchase Agreement dated March 31, 1999 between Optimal
                   Communications, Inc. (nka PentaStar Communications, Inc.) and
                   Jeffrey A. Veres and Lock-up Agreement dated October 8, 1999 among PentaStar Communications, Inc., Schneider Securities,
                   Inc., BACE Investments, LLC, Black Diamond Capital, LLC,
                   Robert S. Lazzeri and Jeffrey A. Veres.

         10.12(1)  Lock-up Agreement dated October 8, 1999 among PentaStar
                   Communications, Inc., Schneider Securities, Inc., BACE
                   Investments, LLC, Black Diamond Capital, LLC, Robert S.
                   Lazzeri and Jeffrey A. Veres.

         10.13(1)  Business Lease dated April 10, 1996 between Jeffrey and Linda
                   Veres and DMA Ventures, Inc. (dba Access Communications) and
                   First Amendment to Lease dated August 13, 1999.

         10.14(2)  Escrow Agreement among BACE Investments, LLC, Black Diamond
                   Capital, LLC, PentaStar Communications, Inc., Schneider
                   Securities, Inc. and American Securities Transfer & Trust,
                   Inc.

         10.15(3)  Bell Atlantic Authorized Agent Network Services Marketing
                   Agreement By and Between Bell Atlantic Network Services, Inc.
                   and USTeleCenters Effective Date: January 1, 1999. (10)

         10.16(4)  Credit and Security Agreement by and among PentaStar
                   Communications, Inc., PentaStar Acquisition Corp. I,
                   PentaStar Acquisition Corp. II, PentaStar Acquisition Corp.
                   III, PentaStar Acquisition Corp. IV, PentaStar Acquisition
                   Corp. VI, PentaStar Internet, Inc., PentaStar Holding
                   Corporation, PentaStar Telemarketing, Inc. and PentaStar
                   Corporation as borrowers and Wells Fargo Bank West, N.A.
                   dated as of July 10, 2000.

         10.17(4)  Authorized Distributor Agreement Between Ameritech and
                   Telecomm Industries Corp. (10)

         10.18     Lock-Up Letter Agreement between PentaStar Communications,
                   Inc., BACE Investments, LLC, Black Diamond Capital, LLC and
                   Robert S. Lazzeri dated October 17, 2000.

         10.19     Promissory Note between PentaStar Communications, Inc. and
                   Craig J. Zoellner dated December 29, 2000.

         10.20     Promissory Note between PentaStar Communications, Inc. and
                   Richard M. Tyler dated December 29, 2000.

         10.21     Promissory Note between PentaStar Communications, Inc. and
                   Robert S. Lazzeri dated December 29, 2000.

         10.22(11) Amendment to the PentaStar Communications, Inc. Stock Option
                   Plan. (9)

         21.1      Subsidiaries of PentaStar Communications, Inc.

         23.1      Consent of Independent Public Accountants.

----------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-85281).

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the period from inception (March 15, 1999) through December 31, 1999.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000.

(5) Incorporated by reference form the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 18, 2000.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 2000.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated July 19, 2000.

(9)  Management contract or compensatory plan or arrangement.

(10) The Company has applied for confidential treatment for portions of this Exhibit.

(11) Incorporated by reference from Appendix 2 to the Company's Definitive Proxy Statement dated April 26, 2000 for its 2000 annual meeting.

 (b) The issuer filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2000:

     o    Current Report on Form 8-K dated October 25, 2000
     o    Current Report on Form 8-K dated November 14, 2000

                                   SIGNATURES

    In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2001.

                                       PENTASTAR COMMUNICATIONS, INC.

                                       By: /s/ ROBERT S. LAZZERI
                                           ------------------------------------
                                           Director and Chief Executive Officer

                                       By: /s/ DAVID L. DUNHAM
                                           ------------------------------------
                                           David L. Dunham
                                           Chief Financial Officer

    In accordance with Section 13 or 15 (d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

                         SIGNATURE            TITLE          DATE
                         ---------            -----          ----
                   /s/ CRAIG J. ZOELLNER     Director     April 2, 2001
                   ---------------------
                       Craig J. Zoellner

                   /s/ RICHARD M. TYLER      Director     April 2, 2001
                   ---------------------
                       Richard M. Tyler

                   /s/ REYNALDO U. ORTIZ     Director     April 2, 2001
                   ---------------------
                       Reynaldo U. Ortiz

                   /s/ CARLETON A. BROWN     Director     April 2, 2001
                   ---------------------
                       Carleton A. Brown

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
                PENTASTAR COMMUNICATIONS, INC.
                  Report of Independent Public Accountants..........   F-2
                  Consolidated Balance Sheets.......................   F-3
                  Consolidated Statements of Operations.............   F-4
                  Consolidated Statements of Shareholders' Equity...   F-5
                  Consolidated Statements of Cash Flows.............   F-6
                  Notes to Consolidated Financial Statements........   F-7

                ICM COMMUNICATIONS INTEGRATION, INC.
                  Report of Independent Public Accountants..........   F-20
                  Balance Sheets....................................   F-21
                  Statements of Operations..........................   F-22
                  Statements of Shareholders' Equity................   F-23
                  Statements of Cash Flows..........................   F-24
                  Notes to Financial Statements.....................   F-25

                DMA VENTURES, INC., dba ACCESS COMMUNICATIONS
                  Report of Independent Public Accountants..........   F-30
                  Balance Sheets....................................   F-31
                  Statements of Operations..........................   F-32
                  Statements of Shareholder's Equity................   F-33
                  Statements of Cash Flows..........................   F-34
                  Notes to Financial Statements.....................   F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PentaStar Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of PentaStar Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PentaStar Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                         /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
March 9, 2001.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             ASSETS                           2000            1999
                                                                            --------         --------
Current assets:
  Cash and cash equivalents ........................................        $    321         $  8,137
  Accounts receivable, net .........................................           6,336            1,092
  Inventory ........................................................             138               --
  Prepaid commissions expense ......................................             983               45
  Prepaid expenses and other .......................................             565              158
  Amounts due from related parties .................................             268               --
  Related party notes receivable ...................................           1,191              601
                                                                            --------         --------
          Total current assets .....................................           9,802           10,033
Property and equipment, net ........................................           2,560              555
Deferred income taxes ..............................................           1,609              226
Prepaid commissions expense, net of current portion ................           1,174               --
Other assets .......................................................              70               45
Goodwill, net ......................................................          23,717            4,459
                                                                            --------         --------
          Total assets .............................................        $ 38,932         $ 15,318
                                                                            ========         ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................        $    827         $    170
  Other accrued liabilities ........................................             470               65
  Acquisition related payables .....................................             180              326
  Accrued compensation .............................................           1,951              541
  Deferred revenue .................................................           1,873              393
  Current portion of capital lease obligations .....................              71               --
  Current portion of long-term debt ................................           3,992               --
  Income taxes payable .............................................              99               --
                                                                            --------         --------
          Total current liabilities ................................           9,463            1,495

  Capital lease obligations, net of current portion ................             110               --
  Related party notes payable ......................................             650               --
  Long-term debt, net of current portion ...........................           3,272               --
                                                                            --------         --------
          Total liabilities ........................................          13,495            1,495
                                                                            --------         --------
Commitments and contingencies
Shareholders' equity:
  Series A preferred stock, $1,000 stated value; 1,000,000
     shares authorized; 86 shares issued and outstanding ...........              90               86
  Common stock, $.0001 par value; 20,000,000 shares
     authorized; shares issued and outstanding -
     5,568,870 as of December 31, 2000 and 4,797,842
     as of December 31, 1999 .......................................               1                1
  Additional paid-in capital .......................................          28,310           14,169
  Accumulated deficit ..............................................          (2,964)            (433)
                                                                            --------         --------
          Total shareholders' equity ...............................          25,437           13,823
                                                                            --------         --------
          Total liabilities and shareholders' equity ...............        $ 38,932         $ 15,318
                                                                            ========         ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
  AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                2000                1999
                                                             -----------         -----------
Revenue:
  Advanced communications services ..................        $    17,349         $       622
  Basic dial tone services ..........................              8,749                  72
  Product sales and other ...........................              1,700                  --
                                                             -----------         -----------
                                                                  27,798                 694
                                                             -----------         -----------
Costs and expenses:
  Salaries and commissions ..........................             22,407                 796
  Cost of product sales .............................                677                  --
  General and administrative expenses ...............              6,352                 432
  Noncash consulting expense ........................                 --                 126
  Depreciation and amortization .....................              1,917                  74
                                                             -----------         -----------
                                                                  31,353               1,428
                                                             -----------         -----------
          Loss from operations ......................             (3,555)               (734)
                                                             -----------         -----------
Other (income) expense:
  Interest income ...................................               (204)                (58)
  Interest expense ..................................                429                  --
  Loss on disposal of fixed assets ..................                 79                  --
  Other .............................................                 (6)                  1
                                                             -----------         -----------
          Other (income) expense, net ...............                298                 (57)
                                                             -----------         -----------
Loss before benefit for income taxes ................             (3,853)               (677)
Benefit for income taxes ............................              1,326                 244
                                                             -----------         -----------
Net loss ............................................        $    (2,527)        $      (433)
                                                             ===========         ===========

Basic and diluted net loss per common share .........        $     (0.49)        $     (0.12)
Weighted-average common shares outstanding ..........          5,132,624           3,507,116
                                                             ===========         ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000
  AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                     PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                  --------------------    ----------------------     PAID-IN       ACCUMULATED
                                                    SHARES    AMOUNT        SHARES      AMOUNT       CAPITAL         DEFICIT
                                                  --------- ----------    ----------  ----------   ------------   -------------
Balances, March 15, 1999 .....................        --      $  --               --     $  --        $    --        $    --
Issuance of common stock for initial
  capitalization of Company ..................        --         --        3,129,997        --             --             --
Issuance of common stock for cash,
  net of offering costs of $2,754 ............        --         --        1,297,845         1         10,224             --
Issuance of warrants to underwriter ..........        --         --               --        --            489             --
Issuance of options to consultant ............        --         --               --        --            126             --
Issuance of common stock for
  acquisitions ...............................        --         --          370,000        --          3,330             --
Issuance of Series A preferred
  stock for retirement of notes
  payable ....................................        86         86               --        --             --             --
Net loss .....................................        --         --               --        --             --           (433)
                                                   -----      -----        ---------     -----        -------        -------
Balances, December 31, 1999 ..................        86         86        4,797,842         1         14,169           (433)
Issuance of common stock for cash,
  net of offering costs of $182 ..............        --         --          156,313        --          3,118             --
Issuance of common stock for
  acquisitions ...............................        --         --          614,049        --         11,017             --
Issuance of common stock for
  stock options exercised ....................        --         --              666        --              6             --
Preferred stock dividends ....................        --          4               --        --             --             (4)
Net loss .....................................        --         --               --        --             --         (2,527)
                                                   -----      -----        ---------     -----        -------        -------
Balances, December 31, 2000 ..................        86      $  90        5,568,870     $   1        $28,310        $(2,964)
                                                   =====      =====        =========     =====        =======        =======


                                                      TOTAL
                                                   SHAREHOLDERS'
                                                      EQUITY
                                                  --------------
Balances, March 15, 1999 .....................        $     --
Issuance of common stock for initial
  capitalization of Company ..................              --
Issuance of common stock for cash,
  net of offering costs of $2,754 ............          10,225
Issuance of warrants to underwriter ..........             489
Issuance of options to consultant ............             126
Issuance of common stock for
  acquisitions ...............................           3,330
Issuance of Series A preferred
  stock for retirement of notes
  payable ....................................              86
Net loss .....................................            (433)
                                                      --------
Balances, December 31, 1999 ..................          13,823
Issuance of common stock for cash,
  net of offering costs of $182 ..............           3,118
Issuance of common stock for
  acquisitions ...............................          11,017
Issuance of common stock for
  stock options exercised ....................               6
Preferred stock dividends ....................              --
Net loss .....................................          (2,527)
                                                      --------
Balances, December 31, 2000 ..................        $ 25,437
                                                      ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
  AND FOR THE PERIOD FROM INCEPTION (MARCH 15, 1999) THROUGH DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                         2000        1999
                                                                       -------     -------
Cash flows from operating activities:
  Net loss ........................................................    $(2,527)   $   (433)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities--
     Depreciation and amortization  ...............................      1,917          74
     Issuance of options to consultant ............................         --         126
     Amortization of deferred financing costs .....................         17          --
     Provision for chargebacks and adjustments ....................        158          --
     Loss on disposal of fixed assets .............................         79          --
     Deferred income tax benefit ..................................     (1,425)       (244)
     Changes in operating assets and liabilities--
       Accounts receivable ........................................       (152)        533
       Inventory ..................................................         38          --
       Prepaid expenses and other .................................       (630)        (83)
       Accounts payable and accrued liabilities ...................     (1,644)         38
       Deferred revenue ...........................................      1,102          57
                                                                       -------    --------
          Net cash (used in) provided by operating activities......     (3,067)         68
                                                                       -------    --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired ..............................     (6,081)     (1,878)
  Purchase of property and equipment ..............................       (618)        (91)
  Proceeds from sale of property and equipment ....................         65          --
  Amounts advanced against contingent purchase
    consideration .................................................     (1,150)         --
  Acquisition related payables ....................................       (147)       (708)
  Payment of additional purchase consideration ....................       (388)         --
  Payment of assumed acquisition debt .............................     (1,057)         --
  Advances to related parties .....................................         --          (9)
  Other ...........................................................         17         (45)
                                                                       -------    --------
          Net cash used in investing activities ...................     (9,359)     (2,731)
                                                                       -------    --------
  Cash flows from financing activities:
    Payments on capital lease obligations .........................        (75)         --
    Payments on long-term debt ....................................       (369)         --
    Payments on short-term acquisition debt obligation ............     (1,734)         --
    Payment of financing costs ....................................        (86)         --
    Issuance of common stock for cash, net ........................      3,118      10,714
    Issuance of common stock for stock options ....................          6          --
    Borrowings on line of credit ..................................      3,100          --
    Proceeds from related party debt ..............................        650          86
                                                                       -------    --------
          Net cash provided by financing activities ...............      4,610      10,800
                                                                       -------    --------
Net (decrease) increase in cash and cash equivalents ..............     (7,816)      8,137
Cash and cash equivalents, beginning of period ....................      8,137          --
                                                                       -------    --------
Cash and cash equivalents, end of period ..........................    $   321    $  8,137
                                                                       =======    ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

1. BUSINESS AND ORGANIZATION

    PentaStar Communications, Inc., a Delaware corporation ("PentaStar" or the "Company"), was founded on March 15, 1999. The Company is a multi-regional company that designs, sells and facilitates the installation and usage of communications services for small and medium-size business customers. Prior to October 26, 1999, PentaStar had not conducted any operations, and all of its activities were related to its formation and the offering discussed below. On October 26, 1999 PentaStar, through its wholly-owned subsidiaries, acquired the outstanding capital stock and other equity interests of DMA Ventures, Inc., dba Access Communications ("Access") and ICM Communications Integration, Inc. ("ICM") (together, the "Predecessor Companies") and completed an initial public offering of its common stock (the "Offering").

    Upon closing of the acquisitions of the Predecessor Companies and the Offering, PentaStar commenced its business operations as a sales agent for communications services including local access, long distance, wireless and internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' specific needs. During the year ended December 31, 2000 the Company acquired 10 communications services agents to expand its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries which are all wholly-owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

    The Company earns commissions from the sale of communications services as an agent for communications services providers. Revenues are recognized on the date the respective service is installed by the provider, net of an amount for estimated chargebacks by the service provider. Chargebacks relate to cancellations by the customer for a defined period of time subsequent to installation. These chargebacks have historically been insignificant and predictable based upon the related revenues. The Company also receives compensation in the form of future residual streams. Residual streams can be in the form of a percentage of customer monthly usage or equal monthly payments over the life of the customer contract. Any portion of the commission to be paid by the service provider in the form of a future residual stream is not recognized as revenue until the commission is received by the Company. Amounts collected in advance of the service installation date are recorded as deferred revenue until the installation occurs.

    Revenues from product sales are recognized upon acceptance of the equipment by the customer.

    In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's accounting policies are consistent with the guidance provided in SAB No. 101 and its implementation as of January 1, 2000 did not have an effect on the Company's financial position or results of operations.

Prepaid Commissions

    Commissions are paid in advance of installation, chargebacks and collection of residual streams. The commissions are recoverable by the Company in the event of cancellation by the customer prior to installation or in the event of chargebacks by the service provider. Noncurrent prepaid commissions relate to residual streams which have not been collected by the Company.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

    The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of their short-term nature. The fair value of borrowings approximate their carrying amounts based upon interest rates currently available to the Company.

    Accounts receivable are recorded net of an allowance of $727 and $353 at December 31, 2000 and 1999, respectively, for estimated chargebacks and adjustments with the service providers.

Concentration of Credit Risk

    The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in institutions that the Company considers of high credit quality. The balances, at times, may exceed federally insured limits. The Company's accounts receivable are unsecured. Credit risk with respect to accounts receivable is limited due to the credit worthiness of the Company's primary customers, the regional Bell operating companies. Management does not anticipate significant credit losses from such financial instruments.

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

    Property and equipment consists of the following as of December 31, 2000 and 1999:

                                             ESTIMATED USEFUL
                                               LIFE IN YEARS      2000     1999
                                             ----------------     ----     ----
Computer and telephone equipment .....              3-7         $ 1,806    $ 295
Office furniture and equipment .......             3-10           1,174      162
Leasehold improvements ...............             2-10             448      116
Vehicles .............................              3-5              21       14
                                                                -------    -----
                                                                  3,449      587
Less: accumulated depreciation .......                             (889)     (32)
                                                                -------    -----
Property and equipment, net ..........                          $ 2,560    $ 555
                                                                =======    =====

    Depreciation expense was $925 and $32 for 2000 and 1999, respectively.

Goodwill

    The excess of acquisition cost over fair value of net tangible assets of businesses acquired has been recorded as goodwill and is being amortized on a straight-line basis over its estimated life of 20 years:

                                                       2000       1999
                                                       ----       ----
Goodwill .........................................   $ 24,751    $ 4,501
Less: accumulated amortization ...................     (1,034)       (42)
                                                     --------    -------
Goodwill, net ....................................   $ 23,717    $ 4,459
                                                     ========    =======

    Amortization expense was $992 and $42 for 2000 and 1999, respectively.

Long-lived Assets

    The Company evaluates whether its long-lived assets may be impaired whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable from the future undiscounted cash flows. If the Company concludes a long-lived asset is impaired, the asset is written down to its estimated fair value.

Advertising and Promotion

    Advertising and promotional related costs are expensed when incurred or the first time the advertising appears. Advertising and promotional related expense was $97 for the year ended December 31, 2000. The Company did not incur any advertising costs for the period from inception (March 15, 1999) through December 31, 1999.

Stock-Based Compensation

    The Company accounts for its stock-based employee compensation agreements using the intrinsic value method under which no compensation is recognized for options granted to employees with an exercise price equal to or greater than the fair market value of the underlying stock as of the measurement date. Equity instruments granted to non-employees are recorded at fair value on the date of grant.

Income Taxes

    Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The provision for income taxes includes the amount due for the current period and the change in deferred taxes between periods. A valuation allowance is provided for a portion or all of the deferred tax asset when it is more likely than not that the Company will not be able to realize the benefits of the deferred tax assets in future years.

Earnings Per Share

    Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options and warrants when their inclusion is dilutive.

                                                            2000          1999
                                                            ----          ----
Net income (loss) ...................................   $    (2,527)   $      (433)
Preferred dividends .................................            (4)            --
                                                        -----------    -----------
Earnings available to common shareholders ...........        (2,531)          (433)
                                                        ===========    ===========
Weighted-average shares outstanding .................     5,132,624      3,507,116
                                                        ===========    ===========
Net income (loss) per share .........................   $     (0.49)   $     (0.12)
                                                        ===========    ===========

    Options and warrants excluded from the calculation of diluted loss per share solely because the effect was antidilutive are as follows:

                                                     2000       1999
                                                     ----       ----
Options ........................................   1,080,148   441,725
Warrants .......................................     125,000   125,000
                                                   ---------   -------
Total ..........................................   1,205,148   566,725
                                                   =========   =======

Reclassifications

    Certain reclassifications have been made to the accompanying financial statements as of December 31, 1999 and for the period from inception (March 15, 1999) through December 31, 1999 to conform to the current year presentation.

Recent Accounting Pronouncements

    In fiscal 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company has not entered into any derivative financial instruments or hedging activities and therefore the adoption of SFAS No. 133 had no impact on the Company's financial position or results of operations.

3. BUSINESS COMBINATIONS

    Predecessor Companies

    On October 26, 1999, PentaStar acquired Access and ICM. Purchase consideration for Access consisted of $241 in cash, the issuance of 205,000 shares of the Company's common stock and assumption of liabilities. Purchase consideration for ICM consisted of $1,641 in cash, the issuance of 165,000 shares of the Company's common stock and assumption of liabilities. During 2000, goodwill has been reduced by $321 for cash post-closing purchase consideration adjustments of $50 and a $271 revaluation of certain assets acquired and allocated in the original purchase price allocations.

    2000 Acquisitions

    During the year ended December 31, 2000, PentaStar completed the acquisitions of 10 communications services agents. Following is a summary of the acquisitions.

    In the first quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired the assets of USTeleCenters, Inc. and Vermont Network Services Corporation (collectively referred to as "UST"). UST, founded in 1986 and headquartered in Boston, Massachusetts, is a full-service communications agent focusing on small business customers located throughout Verizon Communications (f/k/a Bell Atlantic) 13 state Northeast and Mid-Atlantic region. UST has agency agreements with service providers including Verizon Communications, Bell South, Southwestern Bell and Sprint. The purchase consideration consisted of $277 in cash, the issuance of 5,980 shares of PentaStar's common stock with a fair market value of $100 and the assumption of liabilities.

    In the first quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired the assets of NCI Communications, Inc. ("NCI"). NCI is primarily a long distance communications services agent located in Seattle, Washington. NCI has agency agreements with Qwest, AT&T and GST Telecom. NCI was owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. The purchase consideration consisted of $18 in cash and the cancellation of a $601 note receivable from NCI to PentaStar.

    In the first quarter of fiscal 2000, PentaStar acquired ParTel, Inc. ("ParTel"). ParTel, founded in 1982, is a full-service communications agent based in Phoenix, Arizona primarily servicing customers in the Phoenix and Tucson metropolitan markets. ParTel is an agent of Qwest and sells primarily high-end, data-oriented services. The purchase price consideration consisted of $606 in cash and the issuance of 30,310 shares of PentaStar's common stock with a fair market value of $539. Concurrent with the acquisition of ParTel, the Company loaned $500 (interest at the prime rate plus 1% - 10.75% at December 31,
2000) to a corporation controlled by the former shareholders of ParTel. The loan will be due not later than December 31, 2001, and is personally guaranteed by the former shareholders. In addition, the agreement provides for additional consideration in the form of cash and PentaStar common stock if certain operating performance criteria are met by ParTel for the year ended December 31, 2000 subject to adjustments through March 31, 2001.

    In the first quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired Resource Communications, Inc. ("Resource"). Resource, based in Dublin, California, is a full-service communications agent, which furnishes communication solutions to customers in Northern California. Resource is one of the largest Cable & Wireless long distance master agents and a significant Pacific Bell authorized sales representative. The initial purchase consideration consisted of $1,037 of cash and the issuance of 81,250 shares of the Company's common stock. Of the 81,250 of issued shares, 50,000 shares with a fair market value of $919 were placed in an indemnification escrow until March 31, 2001. The remaining 31,250 shares were placed in escrow until March 15, 2001 to be released upon Resource attaining certain performance criteria for the year ended December 31, 2000. The performance criteria were not attained and the 31,250 shares have been released from escrow to PentaStar. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by Resource for the period from January 1, 2000 to June 30, 2001.

    In the second quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired the assets of VSI Network Solutions, Inc. dba Eastern Telecom ("ETI"). ETI, founded in 1992, is a full-service communications agent based in Warwick, Rhode Island, primarily servicing customers in Boston, New York, Albany, Providence and Warwick. ETI is an authorized agent for Verizon and Bell South. The initial purchase consideration consisted of $2,009 of cash, the issuance of 57,122 shares of PentaStar's common stock with a fair market value of $961, the assumption of $758 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. The 57,122 shares of common stock were placed in an indemnification escrow until November 18, 2001. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain combined operating performance criteria of ETI and UST are met by ETI for the year ended December 31, 2000. The combined operating performance criteria were not attained and thus no additional purchase consideration was recognized.

    In the second quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. ("TCMM"). TCMM's Network Services Agency Division is Ameritech's largest distributor of voice and data services. TCMM is also an authorized distributor for BellSouth. The initial purchase consideration consisted of $1,362 of cash, the issuance of 278,949 shares of PentaStar's common stock with a fair market value of $6,494 and the assumption of certain debt and operating liabilities of TCMM. The assumed debt included $1,260 of short-term obligations which were paid at closing. The remaining assumed debt of $4,463 is secured by approximately $6,557 of future commissions due to PentaStar from existing Ameritech contracts, which the Company expects to realize over the next several years. In addition to the initial purchase consideration, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by TCMM for the period from April 1, 2000 through March 31, 2001. As of December 31, 2000, PentaStar has paid $388 in cash as additional purchase consideration. The 278,949 shares of PentaStar common stock were placed in a general indemnification escrow until the date at which the final earn-out amount is determined. The total purchase consideration, including cash, stock and the short-term debt obligation paid at closing, cannot exceed $18 million.

    In the third quarter of fiscal 2000, PentaStar acquired the Circuits Business of NetLink, Inc. ("NetLink"). NetLink, located in St. Louis, Missouri, is a full-service communications agent for Southwestern Bell and primarily sells high-end data services. NetLink is also an Ameritech distributor of voice and data services in Southern Illinois. The initial purchase consideration consisted of $204 in cash, the issuance of 42,544 shares of PentaStar's common stock with a fair market value of $1,010, the assumption of $299 in debt and the assumption of operating liabilities. The assumed debt was paid at closing. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by NetLink for the period from August 1, 2000 through July 31, 2001.

    In the fourth quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired Vision Communications Group, Inc. ("Vision"). Vision, based in Montclair, New Jersey, is a communications services agent selling primarily data-oriented local and long distance services in the Mid-Atlantic market. Vision is an authorized agent for Verizon. The initial purchase consideration consisted of $326 in cash and the issuance of 51,934 shares of PentaStar's common stock with a fair market value of $1,207. Of the 51,934 of issued shares, 38,950 with a fair market value of $904 were placed in escrow and will be released upon Vision attaining certain performance criteria for the period from July 1, 2000 through June 30, 2001. In addition, there are potential earnout payments to Vision based upon certain operating performance criteria during the period from July 1, 2000 through June 30, 2001.

    In the fourth quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired Lynx Communications, Inc dba Linear Communications, Inc. ("Linear"). Linear, based in Atlanta, Georgia, is BellSouth's largest communications services agent, focused on selling voice, data, and Internet services in BellSouth's nine-state region. The initial purchase consideration consisted of $704 in cash and the issuance of 65,960 shares of PentaStar's common stock with a fair market value of $1,554. Of the 65,960 of issued shares, 36,627 with a fair market value of $863 were placed in escrow and will be released upon Linear attaining certain performance criteria for the period from October 1, 2000 through September 30, 2001. In addition, there are potential earn-out payments to Linear based upon certain operating performance criteria during the period from October 1, 2000 through September 30, 2001.

    In the fourth quarter of fiscal 2000, PentaStar, through a wholly-owned subsidiary, acquired the assets of the communications agency business of Digistar Networks, Inc. ("Digistar"), known as The Network Group. The Network Group is a communications services agent focused on selling data oriented local and long distance services. It has operations in Chicago and Peoria, Illinois, Atlanta, Georgia and Houston, Texas. The initial purchase consideration consisted of $431 in cash and the assumption of certain operating liabilities. Also, as part of the acquisition of The Network Group, PentaStar loaned Digistar $650 (interest at 15%), payable on or before December 31, 2001. Digistar used the loan proceeds to pay bank debt secured by the acquired assets. The loan is secured by the guarantee of certain owners of Digistar. In addition, there are potential earn-out payments to Digistar based upon certain operating performance criteria during the period from October 1, 2000 through September 30, 2001. Included in the accompanying consolidated balance sheet at December 31, 2000, is approximately $180 to be distributed to Digistar Networks for post closing working capital adjustments.

    Except for UST and ETI, the principal shareholders of the acquired companies that have received PentaStar common stock as purchase consideration, have entered into escrow and contingent stock agreements with PentaStar upon closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interests in the acquired companies. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company or seller of that company will receive back from escrow all, some or none of the shares such shareholder or seller placed in escrow. In addition, based upon the relative earnings performance of the acquired company, such shareholder or seller may receive additional shares of common stock from PentaStar. PentaStar, at its discretion, may distribute cash to such shareholder or seller in lieu of some or all of the additional shares in an amount equal to the fair market value of the additional shares not distributed. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the acquired companies.

    The acquisitions discussed above were recorded using the purchase method of accounting under which the purchase consideration was allocated to the identifiable assets and liabilities of the acquired companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill. The allocation of the purchase consideration for acquisitions made during the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999 was as follows:


                                                2000        1999        TOTAL
                                                ----        ----        -----
Purchase Consideration:
Cash .......................................   $  5,823    $  1,808    $  7,631
PentaStar common stock .....................     11,017       3,330      14,347
Acquisition costs ..........................      1,151          74       1,225
Purchase consideration adjustments .........       (222)        (50)       (272)
Additional purchase consideration ..........        388          --         388
                                               --------    --------    --------
                                               $ 18,157    $  5,162    $ 23,319
                                               ========    ========    ========

                                                2000        1999       TOTAL
                                                ----        ----       -----
Purchase Allocation:
Property and equipment .....................   $  2,346    $   496   $  2,842
Net working capital ........................     (1,200)       486       (714)
Noncurrent assets ..........................      1,040         --      1,040
Noncurrent liabilities .....................     (4,600)        --     (4,600)
Goodwill ...................................     20,571      4,180     24,751
                                               --------    -------   --------
                                               $ 18,157    $ 5,162   $ 23,319
                                               ========    =======   ========

    The financial statements reflect a preliminary allocation of the purchase price for acquisitions completed during the year ended December 31, 2000, to be finalized upon evaluation of the fair market value of certain assets and liabilities acquired. During 2000, goodwill has been reduced by $991 for cash post-closing purchase consideration adjustments of $222 and $769 resulting from the revaluation of certain assets and liabilities acquired and allocated in the original purchase price allocations.

    The Company has entered into various contingent purchase price arrangements under which additional consideration will be paid to the selling shareholders if established criteria are achieved by the acquired company. The maximum amount of additional purchase consideration possibly payable under these arrangements in the form of cash, common stock or a combination thereof was approximately $17,607 at December 31, 2000.

    The following unaudited pro forma condensed consolidated financial information presents the consolidated results of operations of the Company as if the acquisitions described above had occurred as of January 1, 1999. The unaudited pro forma financial data does not purport to represent what PentaStar's combined results of operations would actually have been if such transactions in fact had occurred on that date and are not necessarily representative of PentaStar's combined results of operations for any future period. Since the acquired companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                              2000        1999
                                                             ------      ------
                                                                 (UNAUDITED)
Revenue ..................................................   $ 35,361     $ 44,392
Net income (loss) from continuing operations .............     (2,318)         815
Net income (loss) from continuing operations per .........   $  (0.42)    $   0.15
  share-- basic and diluted

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

    On October 26, 1999, the Company successfully completed the Offering which resulted in the sale of 1,297,845 shares of common stock for net proceeds of $10,714.

    Upon completion of the Offering, the Company sold to the representative of the underwriters for a nominal cost, warrants to purchase 125,000 shares of common stock. These warrants became exercisable October 26, 2000 at a per share exercise price of $12 and will expire October 26, 2004. The common stock issuable upon exercise of the warrants is subject to certain adjustments to protect the holder from dilution. Upon completion of the Offering, the Company issued options to purchase 20,000 shares to a consultant for executive placement services. The options were immediately vested and are exercisable at the initial public offering price of $10. The options expire in 10 years. The fair value of the warrants and options issued was $489 and $126 respectively, as determined by the Black-Scholes pricing model. The weighted average assumptions used in determining the fair value of the options and warrants was the contractual life of the instrument, a risk free interest rate of 5.6%, expected volatility of 42% and no dividend yield.

    On September 1, 2000, the Company closed a private placement of 156,313 shares of its common stock, resulting in net proceeds of $3,118, net of cash offering costs of $182. The shares of common stock are restricted and were sold to three selected institutional investors and a private investor. The investors participating in the private placement may demand registration of the securities upon written request. The investors have two "demand" registration rights and also have "piggyback" registration rights on other registration statements the Company files.

    During the year ended December 31, 2000, the founders of PentaStar entered into additional contractual arrangements whereby restrictions on 3,129,997 shares of common stock have been extended to October 26, 2001. Excluding the restricted private placement shares described above and the shares held by the founders of the Company, 984,049 shares of the Company's common stock at December 31, 2000, are held in escrow or are subject to arrangements that prevent the owners from selling the shares. These shares represent the common stock issued in connection with the Company's acquisitions of various communications services agents in 1999 and 2000. When these arrangements expire, the owners will be free to sell the shares. If the owners decide to sell these shares, the availability of these shares could significantly affect the Company's stock price. These arrangements expire as follows:

          Years Ending December 31--
          2001 .........................................   200,263
          2002 .........................................   346,735
          2003 .........................................        --
          2004 .........................................   437,051
                                                           -------
                                                           984,049
                                                           =======

    The Company adopted its stock option plan on August 13, 1999. The Company reserved 1,000,000 shares of its common stock for issuance pursuant to the exercise of options granted under the Company's stock option plan. In April 2000, the Company authorized the amendment of the plan to increase the number of shares available under the plan by 500,000 shares. The amendment was approved by the Company's shareholders' at its annual shareholders' meeting in May 2000.

5.  BORROWINGS

Line of Credit

    On July 18, 2000, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo"). Terms of the Credit Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The Credit Agreement is secured by accounts receivable and by substantially all of the remaining assets of PentaStar, excluding any rights to future residual commission payments due to PentaStar from existing Ameritech contracts acquired in connection with the TCMM acquisition. Advances under the Credit Agreement may be used for short-term working capital needs and acquisitions. There are no compensating balance requirements and the Credit Agreement requires compliance with financial loan covenants related to debt levels compared to annualized cash flows from operations. The Credit Agreement terminates and is payable in full on July 31, 2001. Interest is payable monthly at the prime rate or, if elected by the Company, the LIBOR rate plus 2.50% (9.75% at December 31, 2000). A commitment fee in the amount of .25% is payable quarterly in arrears based on the average daily unused portion of the total commitment. As of December 31, 2000, $3,100 was outstanding under the Credit Agreement and $1,784 was available to be drawn.

Related Party Notes Payable

    In connection with the acquisition of The Network Group, three directors of the Company loaned the Company $650, evidenced by three separate promissory notes. Each note provides for interest at an annual rate of 12% to be paid quarterly, unless restricted pursuant to the provisions of the Credit Agreement. Principal and accrued interest is due and payable in full on the earliest of December 31, 2002 or a change in control as defined in the notes.

Long-Term Debt

    On July 17, 2000, the Company entered into a Reducing Revolver Loan and Security Agreement (the "Loan") with Merrill Lynch Business Financial Services, Inc. Terms of the Loan provide for borrowings of $4,463. The Loan is secured by approximately $6,557 of future residual commission payments due to PentaStar from existing Ameritech contracts acquired in connection with the acquisition of TCMM. Interest accrues at 2.4% over the 30-day Dealer Commercial Paper Rate (8.95% effective rate at December 31, 2000) and is payable monthly. Monthly equal principal payments of approximately $74 are due with a balloon payment due on July 31, 2003 of $1,859.

    As of December 31, 2000, maturities of related party notes payable and long-term debt are as follows:

                                                          RELATED
                                                           PARTY
                                                           NOTES  LONG-TERM
                                                          PAYABLE    DEBT    TOTAL
                                                          ------- ---------  -----
          Years Ending December 31--
          2001 .........................................   $   --   $  892   $  892
          2002 .........................................      650      892    1,542
          2003 .........................................       --    2,380    2,380
                                                           ------   ------   ------
                                                           $  650   $4,164   $4,814
                                                           ======   ======   ======

    Interest of $398 was paid in 2000 (none in 1999).

Capital Leases

    The Company leases certain office furniture and equipment under leases. Equipment acquired pursuant to capital lease agreements was $110 in 2000 (none in 1999). The Company also acquired certain assets subject to capital leases during 2000 in connection with its acquisition activity. The net book value of assets under capital leases at December 31, 2000 totaled $172. As of December 31, 2000, future minimum lease payments required under capital leases, together with their present value are as follows.

          Years Ending December 31--
          2001 .......................................   $  91
          2002 .......................................      72
          2003 .......................................      36
          2004 .......................................      12
          2005 .......................................       6
                                                         -----
          Net minimum lease payments .................     217
          Less interest amounts ......................     (36)
                                                         -----
          Present value of obligation ................     181
          Less current obligation ....................     (71)
                                                         -----
          Long-term capital lease obligation .........   $ 110
                                                         =====

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company leases various office facilities and equipment from unrelated parties and from certain shareholders under long-term leases. The Company subleases portions of certain leases to both unrelated and related parties. Generally, the Company is required to pay executory costs such as property taxes, maintenance and insurance.

    As of December 31, 2000, future minimum lease payments required under operating leases are as follows:

                                                                                 NET
                                                        MINIMUM       TOTAL   OBLIGATION
                                            GROSS      SUBLEASE        NET    TO RELATED
                                         OBLIGATION   COMMITMENTS  OBLIGATION   PARTIES
                                         ----------   -----------  ---------- ----------
          Years Ending December 31--
          2001.......................      $2,031       $ 261        $1,770      $ 181
          2002.......................         943         125           818        139
          2003.......................         496          41           455         76
          2004.......................         379          28           351         77
          2005.......................         132          --           132         39
          Thereafter.................          --          --            --         --
                                           ------       -----        ------      -----
                                           $3,981       $ 455        $3,526      $ 512
                                           ======       =====        ======      =====

    Total facilities rent expense, net of sublease payments, was $1,139 and $52 for 2000 and 1999, respectively, of which, $166 and $18 represents rent expense for the related party leases, respectively.

Litigation

    The Company is involved in litigation arising in the ordinary course of business. It is the opinion of management that the outcome of such litigation will not have a material effect on the Company's results of operations or financial position.

7. STOCK OPTIONS

    On August 13, 1999, the Board of Directors adopted the PentaStar Communications, Inc. Stock Option Plan (the "Stock Option Plan") for the purpose of attracting and retaining certain key employees of the Company. The Stock Option Plan will terminate on the tenth anniversary of the date of its adoption, unless earlier terminated by the Board of Directors pursuant to the terms of the Stock Option Plan. The Stock Option Plan is administered by the Incentive Plan Committee which is comprised of members of the Board of Directors. The Stock Option Plan, as amended, provides that an aggregate of 1,500,000 of the Company's authorized shares be reserved for future grants under the Stock Option Plan. The exercise price of incentive stock options granted pursuant to the Stock Option Plan cannot be less than 100% of the fair market value of the common stock on the date of the grant and the term of these options cannot exceed ten years.

    The Stock Option Plan activity for the period from inception (March 15, 1999) through December 31, 2000 is as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                                  EXERCISE
                                                       OPTIONS     PRICE
                                                       -------    --------
Options outstanding at March 15, 1999 ............           --    $   --
Granted ..........................................      441,725     10.27
Exercised ........................................           --        --
                                                     ----------    ------
Options outstanding at December 31, 1999 .........      441,725     10.27
Granted ..........................................      826,345     19.20
Exercised ........................................         (666)    10.00
Forfeited ........................................     (187,256)    16.94
                                                     ----------    ------
Options outstanding at December 31, 2000 .........    1,080,148    $16.00
                                                     ==========    ======
Options exercisable at December 31, 2000 .........      205,867    $10.14
                                                     ==========    ======

    Exercise prices for employee awards outstanding as of December 31, 2000 are as follows:

                                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   RANGE OF       ---------------------------------------------    -----------------------
                   EXERCISE                      REMAINING LIFE      WEIGHTED                   WEIGHTED
                     PRICE           NUMBER        (IN YEARS)     AVERAGE PRICE     NUMBER   AVERAGE PRICE
                ----------------  ------------   --------------   -------------    -------   -------------
                     $10.00          389,098         8.81           $ 10.00        198,367        $10.00
                $13.63 to $19.88     400,675         9.20           $ 17.63          7,500        $13.97
                $20.00 to $24.13     290,375         9.79           $ 21.78             --            --
                                   ---------                        -------        -------        ------
                                   1,080,148                        $ 16.00        205,867        $10.14
                                   =========                        =======        =======        ======


    The following table reflects the pro forma net loss if the Company had elected to record employee option grants at fair value on the date of grant:

                                               2000       1999
                                               ----       ----
Net loss:
   As reported ...........................   $(2,527)   $(433)
   Pro forma .............................   $(3,450)   $(812)
Earnings per share:
   As reported basic and diluted .........   $ (0.49)   $(0.12)
   Pro forma basic and diluted ...........   $ (0.72)   $(0.23)

    The weighted-average fair value of options granted during 2000 and 1999 was $8.91 and $3.46 per share, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were as follows:

                                           2000     1999
                                           ----     ----
Risk-free interest rate ...............    6.2%    5.6%
Expected years until exercise .........      5       4
Expected stock volatility .............     44%     42%
Dividend yield ........................    0.0%    0.0%

8. RELATED-PARTY TRANSACTIONS

    The Company is a party to a consulting agreement with BIBD, LLC, a venture between BACE Industries, LLC (an affiliate of BACE Investments, LLC, the largest shareholder of the Company) and Black Diamond Capital, LLC (a significant shareholder of the Company). Under the agreement, BIBD assists in identifying potential acquisition candidates and other financial consulting. The agreement commenced on September 1, 1999 and provides for reimbursement of defined expenses and the payment of a monthly fee that varies depending on the Company's annualized revenues. The Company made payments to BIBD, LLC of $338 and $67 during 2000 and 1999, respectively.

    The Company leases facilities from the previous shareholders of certain of the acquired companies for an aggregate $22 per month. These leases expire at various dates through November 14, 2002. The Company also is the sublessor under an agreement with a previous shareholder under which it receives monthly rentals of $8.

    The Company and previous shareholders of certain acquired companies have agreed to share certain office service costs. The amounts due from related parties as of December 31, 2000 includes $92 due from previous shareholders for their portion of the shared office service costs.

    Concurrent with the acquisition of The Network Group, the Company loaned $650 to Digistar Networks, Inc. Interest accrues at 15% per annum. The loan, together with accrued interest is due not later than December 31, 2001. As of December 31, 2000 the loan, together with accrued interest had an outstanding balance of $650.

    Concurrent with the acquisition of ParTel, the Company loaned $500 to Par.com, a corporation controlled by the former shareholders of ParTel. Interest accrues at the prime rate plus 1% (10.75% at December 31, 2000). The loan, together with accrued interest is due not later than December 31, 2001. As of December 31, 2000 the loan, together with accrued interest had an outstanding balance of $541.

    The Company receives fees for the referral of equipment hardware business to Telecomm Industries Corp. ("Telecomm"), the previous owner of TCMM. The amounts due from related parties as of December 31, 2000, includes $176 due from Telecomm for equipment hardware referral fees.

    As of December 31, 2000, three directors of the Company had loaned the Company $650.

    In connection with the acquisition of ICM, the Company acquired a note receivable from NCI. NCI is owned by certain of the previous shareholders of ICM, who, upon the Company's acquisition of ICM, became shareholders of the Company. At December 31, 1999, NCI owed the Company $601 under the terms of the note receivable for cash advances, commissions payable to ICM and shared expenses. In the first quarter of 2000, the Company acquired the assets of NCI and forgave the note receivable as part of the purchase consideration.

9. INCOME TAXES

    The benefit for income taxes consists of the following for the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999:

                                           2000      1999
                                         -------    ------
Current provision:
  Federal ............................   $    --    $  --
  State ..............................        99       --
                                         -------    -----
          Total current ..............        99       --
                                         -------    -----
Deferred (benefit):
  Federal ............................    (1,265)    (211)
  State ..............................      (160)     (33)
                                         -------    -----
          Total deferred .............    (1,425)    (244)
                                         -------    -----
  (Benefit) for income taxes .........   $(1,326)   $(244)
                                         =======    =====

    A reconciliation of the statutory income tax rate to the benefit for income taxes for the year ended December 31, 2000 and for the period from inception (March 15, 1999) is as follows:

                                                    2000     1999
                                                    ----     ----
Federal income tax at statutory rate ............   35.0%    35.0%
State income taxes, net of federal tax effect ...    1.7      3.3
Goodwill amortization and other .................   (2.3)    (2.2)
                                                    ----     ----
          Total benefit .........................   34.4%    36.1%
                                                    ====     ====

    Deferred income taxes arising from differences in the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes are as follows:

                                              2000       1999
                                              ----       ----
Receivables, inventory and accrued
  expenses ...............................   $   327    $(168)
Property basis ...........................      (167)     (35)
Net operating losses .....................     1,449      382
Other ....................................        --       47
                                             -------    -----
          Net deferred tax asset .........   $ 1,609    $ 226
                                             =======    =====

    In connection with the acquisition of Access, the Company acquired operating loss carryforwards for federal income tax purposes of approximately $585, expiring in various years from 2013 to 2018. These operating loss carryforwards may be subject to limitation under Internal Revenue Code Section 382. During the year ended December 31, 2000 and for the period from inception (March 15, 1999) through December 31, 1999, the Company generated approximately $2,760 and $540 of additional operating loss carryforward which will expire in 2020 and 2019, respectively.

    There were no payments made for income taxes in 2000 and 1999.

10. MAJOR CUSTOMERS

    The Company operates in one business segment: the sale of communications services. Substantially all of the Company's revenues are generated from a limited number of communications services providers as follows:


                                                 CONTRACT
                                               RENEWAL DATES    2000  1999
                                               -------------    ----  ----
Verizon ..................................   December 31, 2001   35%   --
Ameritech ................................     January 1, 2002   25%   --
Qwest (f/k/a U S WEST) ...................   December 31, 2001   22%   99%

    In its capacity as an agent, the Company earns commissions from these providers by selling the providers' communications services to small and medium-size businesses. The Company's agent services to these providers are performed pursuant to contractual arrangements that are subject to periodic renegotiation and renewal. The Company has historically not encountered any difficulties in renewing the arrangements. However, the inability to renew the agreements or a diminution in the relationship with any of these major customers would have a material adverse impact on the Company's operations.

11. UNAUDITED QUARTERLY DATA

    The following summarizes the Company's unaudited quarterly results of operations for 2000 and 1999:

                                                            QUARTER     QUARTER    QUARTER       QUARTER
                                                             ENDED       ENDED      ENDED         ENDED
                                                            MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                            --------   --------   ------------  -----------
(dollars in thousands, except per share amounts)

Year Ended December 31, 2000:
 Total revenues ..........................................   $ 4,440    $ 7,550       $ 6,955     $ 8,853
  Net loss ...............................................      (501)      (718)       (1,203)       (105)
  Basic and diluted loss per share .......................     (0.10)     (0.14)        (0.23)      (0.02)
  Earnings before interest, taxes, depreciation
    and amortization (EBITDA) ............................      (543)      (352)       (1,122)        379

Inception (March 15, 1999) to December 31, 2000:
  Total revenues .........................................   $    --    $    --       $    --     $   694
  Net loss ...............................................        --         (2)           (6)       (425)
  Basic and diluted loss per share .......................        --         --            --       (0.10)
  Earnings before interest, taxes, depreciation
    and amortization (EBITDA) ............................        --         (2)           (5)       (653)

    "Earnings before interest, taxes, depreciation and amortization" (EBITDA) represents the income (loss) from operations before interest, other expense (income), income tax expense (benefit), depreciation and amortization. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

12. SUBSEQUENT EVENTS

    Subsequent to December 31, 2000, PentaStar, through a wholly-owned subsidiary, acquired Digital Sales Support Net, Inc. ("Digital") and RKK Consulting Group, Inc. ("RKK"). Digital, headquartered in New York, New York, is a communications services agent focused on selling primarily Verizon data communications services. The owners of RKK, who will manage the combined operations of Digital and RKK, have been focused on selling Verizon data oriented local products and long distance services in the New York and New Jersey markets. The initial purchase consideration for Digital consisted of $200 in cash and the issuance of 30,374 shares of PentaStar's common stock with a fair market value of $800. Of the 30,374 of issued shares, 18,984 with a fair market value of $500 were placed in escrow and will be released upon Digital attaining certain performance criteria for the period from January 1, 2001 through December 31, 2001. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by Digital for the period from January 1, 2001 through December 31, 2001. The initial purchase consideration for RKK consisted of 37,968 of PentaStar's common stock with a fair market value of

$1,000. Of the 37,968 of issued shares, 36,070 with a fair market value of $950 were placed in escrow and will be released upon RKK attaining certain performance criteria for the period from February 1, 2001 through January 31, 2002. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by RKK for the period from February 1, 2001 through January 31, 2002.

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



                                         ARTHUR ANDERSEN LLP

Denver, Colorado,
January 19, 2000.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    OCTOBER 25,  DECEMBER 31,
                                                                       1999         1998
                                                                    ----------   -----------
                            ASSETS

Current assets:
  Cash and cash equivalents .....................................      $    2      $  138
  Accounts receivable, net ......................................       1,306       1,229
  Related party receivable ......................................          --          27
  Prepaid expenses and other ....................................         100          79
                                                                       ------      ------
          Total current assets ..................................       1,408       1,473
Related party note receivable ...................................         568         281
Property and equipment, net .....................................         150         178
                                                                       ------      ------
          Total assets ..........................................      $2,126      $1,932
                                                                       ======      ======

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .........................      $  324      $  101
  Compensation related accruals .................................         561         465
  Deferred revenue ..............................................         260         159
  Shareholder note payable ......................................          29          31
  Line of credit ................................................         151           4
  Income taxes payable ..........................................          37          37
  Deferred income taxes .........................................         146         302
                                                                       ------      ------
          Total current liabilities .............................       1,508       1,099
                                                                       ------      ------
Deferred income taxes ...........................................          19          --
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value; 1,000,000 shares authorized;
      514,000 shares issued and outstanding .....................          --          --

  Retained earnings .............................................         599         833
                                                                       ------      ------
          Total shareholders' equity ............................         599         833
                                                                       ------      ------
          Total liabilities and shareholders' equity ............      $2,126      $1,932
                                                                       ======      ======


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                            PERIOD FROM
                                                            JANUARY 1 TO     YEAR ENDED
                                                             OCTOBER 25,    DECEMBER 31,
                                                                1999           1998
                                                            ------------    -----------
Revenues:
  Advanced communications services ......................      $ 2,718       $ 3,681
  Basic dial tone services ..............................          527           594
                                                               -------       -------
                                                                 3,245         4,275
                                                               -------       -------
Costs and expenses:
  Salaries and commissions ..............................        2,322         2,746
  Other general and administrative expenses .............        1,285           952
                                                               -------       -------
                                                                 3,607         3,698
                                                               -------       -------
          Income (loss) from operations .................         (362)          577
                                                               -------       -------
Other (income) expense:
  Interest income .......................................           (1)           (9)
  Interest expense ......................................           10             1
                                                               -------       -------
          Other (income) expense, net ...................            9            (8)
                                                               -------       -------
Income (loss) before provision for income taxes .........         (371)          585
Provision (benefit) for income taxes ....................         (137)          200
                                                               -------       -------
Net income (loss) .......................................      $  (234)      $   385
                                                               =======       =======


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   COMMON STOCK                     TOTAL
                                                ------------------    RETAINED   SHAREHOLDERS'
                                                 SHARES    AMOUNT     EARNINGS      EQUITY
                                                --------  --------    --------   ------------
Balances, December 31, 1997 ................       520       $ 10       $ 476       $ 486
  Retirement of repurchased shares .........        (6)       (10)        (28)        (38)
  Net income ...............................        --         --         385         385
                                                  ----       ----       -----       -----
Balances, December 31, 1998 ................       514         --         833         833
  Net loss .................................        --         --        (234)       (234)
                                                  ----       ----       -----       -----
Balances, October 25, 1999 .................       514       $ --       $ 599       $ 599
                                                  ====       ====       =====       =====


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      ICM COMMUNICATIONS INTEGRATION, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    PERIOD FROM
                                                                    JANUARY 1 TO  YEAR ENDED
                                                                     OCTOBER 25,  DECEMBER 31,
                                                                        1999         1998
                                                                    ------------  -----------
Cash flows from operating activities:
  Net income (loss) ..............................................      $(234)      $ 385
  Adjustments  to reconcile net income (loss) to net
     cash provided by operating activities--
     Deferred income tax benefit .................................       (137)        (47)
     Depreciation ................................................         38          37
     Gain on disposition of assets ...............................         (7)         --
     Provision for uncollectible accounts ........................        116         141
     Changes in operating assets and liabilities--
       Accounts receivable, net ..................................       (166)       (621)
       Prepaid expenses and other ................................        (21)        (28)
       Accounts payable and accrued expenses .....................        319         154
       Income taxes payable ......................................         --         160
       Deferred revenue ..........................................        101         110
                                                                        -----       -----
          Net cash provided by operating activities ..............          9         291
                                                                        -----       -----
Cash flows from investing activities:
  Purchase of property and equipment .............................        (11)        (96)
  Advances to related parties ....................................       (287)       (225)
  Proceeds from disposition of assets ............................          8          --
                                                                        -----       -----
          Net cash used in investing activities ..................       (290)       (321)
                                                                        -----       -----
Cash flows from financing activities:
  Net change in line of credit ...................................        147           4
  Treasury stock repurchase ......................................         (2)         (7)
  Payments on capital lease obligations ..........................         --         (10)
                                                                        -----       -----
          Net cash provided by (used in) financing
            activities ...........................................        145         (13)
                                                                        -----       -----
Net decrease in cash and cash equivalents ........................       (136)        (43)
Cash and cash equivalents, beginning of period ...................        138         181
                                                                        -----       -----
Cash and cash equivalents, end of period .........................      $   2       $ 138
                                                                        =====       =====
Supplemental schedule of noncash investing and financing
  activities:
  Acquisition of treasury stock for note payable .................      $  --       $  38
                                                                        =====       =====
Supplemental disclosure of cash flow information:
  Cash paid for interest .........................................      $  10       $   1
                                                                        =====       =====
  Cash paid for taxes ............................................      $  --       $  88
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

                                                  ESTIMATED USEFUL  OCTOBER 25,  DECEMBER 31,
                                                   LIFE IN YEARS      1999          1998
                                                  ----------------  ----------  -------------
Computer and telephone equipment ................      3-5            $ 177        $ 191
Office furniture and fixtures ...................        7               63           40
                                                                      -----        -----
                                                                        240          231
Less: accumulated depreciation ..................                       (90)         (53)
                                                                      -----        -----
          Property and equipment, net ...........                     $ 150        $ 178
                                                                      =====        =====

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

    Beginning in 1998, the Company received advanced communication service commissions from a related entity for telecommunication agency services not related to U S WEST. The revenue approximated $83 and $32 for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998, respectively.

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

    As of October 25, 1999, future minimum lease payments required under operating leases, net of sublease payments, are as follows:


                                                                          MINIMUM
                                                              GROSS       SUBLEASE           NET
                                                           OBLIGATION    COMMITMENTS     OBLIGATION
                                                          ------------   ------------   ------------
Period from October 26, 1999 to December 31, 1999 .....   $         34   $          8   $         26
Years ended December 31--
  2000 ................................................            208             51            157
  2001 ................................................            190             51            139
  2002 ................................................            157             38            119
                                                          ------------   ------------   ------------
                                                          $        589   $        148   $        441
                                                          ------------   ------------   ------------

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

5. INCOME TAXES

    The (benefit) provision for income taxes consists of the following:


                                                     PERIOD FROM
                                                     JANUARY 1 TO     YEAR ENDED
                                                      OCTOBER 25,    DECEMBER 31,
                                                         1999           1998
                                                     ------------    ------------

Current (benefit) provision:
  Federal ........................................   $         --    $        213
  State ..........................................             --              34
                                                     ------------    ------------
          Total current ..........................             --             247
                                                     ------------    ------------
Deferred (benefit) provision:
  Federal ........................................           (119)            (41)
  State ..........................................            (18)             (6)
                                                     ------------    ------------
          Total deferred .........................           (137)            (47)
                                                     ------------    ------------
  (Benefit) provision for income taxes ...........   $       (137)   $        200
                                                     ============    ============

    A reconciliation of the statutory income tax rate to the provision for income taxes is as follows:


                                                     PERIOD FROM
                                                     JANUARY 1 TO      YEAR ENDED
                                                      OCTOBER 25,      DECEMBER 31,
                                                         1999             1998
                                                     ------------     ------------
Federal income tax at statutory rate .............           34.0%            34.0%
State income taxes, net of federal tax  effect....            3.3              3.3
Other ............................................           (0.4)            (3.1)
                                                     ------------     ------------
          Total provision ........................           36.9%            34.2%
                                                     ============     ============

    The tax effects of temporary differences, representing deferred tax assets and liabilities, result principally from the following:

                                                      OCTOBER 25,    DECEMBER 31,
                                                         1999           1998
                                                     ------------    ------------
Current deferred tax assets (liabilities):
  Accounts receivable, prepaids and other ........   $       (644)   $       (595)
  Deferred revenue ...............................             97              59
  Payables and accruals ..........................            343             144
  Allowance for disputed receivables .............             58              90
                                                     ------------    ------------
          Net current deferred tax liability .....   $       (146)   $       (302)
                                                     ============    ============
Deferred tax liability:
  Property basis .................................   $        (19)   $         --

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

    Amounts charged to the related entity for the shared expenses, commissions earned from the sales made on behalf of the related entity and cash advances to the related entity were as follows:

                                           PERIOD FROM
                                           JANUARY 1 TO    YEAR ENDED
                                            OCTOBER 25,   DECEMBER 31,
                                               1999           1998
                                           ------------   ------------
Commission earned ......................   $         83   $         32
Salaries and bonuses ...................             67             53
Other expenses .........................             41             63
Cash advances ..........................             96            102

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

    In determining the cash portion of the consideration, the purchase agreement distinguishes, by definition, the liabilities of the Company at October 25, 1999, between retained and non-retained liabilities. Non-retained liabilities represent pre-acquisition liabilities deducted from the cash consideration otherwise payable to the shareholders and consist of the following at October 25, 1999:



Accounts payable and accrued expenses .................   $  294
Income taxes payable ..................................       37
Shareholder note payable ..............................       29
Line of credit ........................................      151
Related-party note payable ............................       25
                                                          ------
                                                          $  536
                                                          ======

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



                                                      ARTHUR ANDERSEN LLP

Denver, Colorado,
February 2, 2000.

                               DMA VENTURES, INC.
                            dba ACCESS COMMUNICATIONS

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                 OCTOBER 25,   DECEMBER 31,
                                                                    1999          1998
                                                                 ----------    ----------
                                 ASSETS


Current assets:
  Cash and cash equivalents ..................................   $        1    $       83
  Accounts receivable, net ...................................          319           179
  Prepaid expenses and other .................................           20            46
  Deferred income taxes ......................................          163           149
  Net current assets of discontinued operations ..............           --            60
                                                                 ----------    ----------
          Total current assets ...............................          503           517
                                                                 ----------    ----------
Property and equipment, net ..................................          346           399
                                                                 ----------    ----------
          Total assets .......................................   $      849    $      916
                                                                 ==========    ==========

                LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Related party borrowings ...................................   $        4    $        5
  Current maturities of long-term borrowings .................           76            72
  Current maturities of capital leases .......................           45            63
  Line of credit .............................................          202            --
  Accounts payable ...........................................           40            71
  Accrued expenses ...........................................          182           161
  Income taxes payable .......................................           --            82
  Deferred revenue ...........................................           76           114
                                                                 ----------    ----------
          Total current liabilities ..........................          625           568
                                                                 ----------    ----------
Long-term borrowings .........................................           87           185
Capital lease obligations ....................................            9            18
Deferred income taxes ........................................           16            --
Commitments and contingencies
Shareholder's equity:
  Common stock, no par value; 25,000,000 shares authorized;
     10,000,000 shares issued and outstanding ................          114             1
  Preferred stock, no par value; 10,000,000 shares
     authorized; no shares issued and outstanding ............           --            --
  Retained (deficit) earnings ................................           (2)          144
                                                                 ----------    ----------
          Total shareholder's equity .........................          112           145
                                                                 ----------    ----------
          Total liabilities and shareholder's equity .........   $      849    $      916
                                                                 ==========    ==========



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               DMA VENTURES, INC.
                            dba ACCESS COMMUNICATIONS

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                          PERIOD FROM
                                                          JANUARY 1 TO   YEAR ENDED
                                                           OCTOBER 25,   DECEMBER 31,
                                                              1999          1998
                                                           ----------    ----------

Revenues:
  Advanced communications services .....................   $    1,457    $    2,038
  Basic dial tone services .............................          111           344
                                                           ----------    ----------
                                                                1,568         2,382
                                                           ----------    ----------
Costs and expenses:
  Salaries and commissions .............................        1,138         1,201
  Other general and administrative expenses ............          479           577
                                                           ----------    ----------
                                                                1,617         1,778
                                                           ----------    ----------
          Income (loss) from operations ................          (49)          604
                                                           ----------    ----------
Other (income) expense:
  Interest income ......................................           --            (3)
  Interest expense .....................................           37            52
  Other expense ........................................           27            --
                                                           ----------    ----------
          Other (income) expense, net ..................           64            49
                                                           ----------    ----------
Income  (loss)  from  continuing  operations  before
provision ..............................................         (113)          555
  for income taxes
Provision (benefit) for income taxes ...................          (41)          212
                                                           ----------    ----------
Net income (loss) from continuing operations ...........          (72)          343
Loss from  discontinued  operations (less applicable
income .................................................          (74)         (370)
                                                           ----------    ----------
  tax benefit of $42 and $219, respectively)
          Net loss .....................................   $     (146)   $      (27)
                                                           ==========    ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               DMA VENTURES, INC.
                           dba ACCESS COMMUNICATIONS

                       STATEMENTS OF SHAREHOLDER'S EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                         COMMON STOCK            PREFERRED STOCK       RETAINED        TOTAL
                                   -----------------------   -----------------------   EARNINGS     SHAREHOLDER'S
                                     SHARES       AMOUNT       SHARES      AMOUNT      (DEFICIT)       EQUITY
                                   ----------   ----------   ----------   ----------   ----------   -------------

Balances, December 31, 1997 ....   10,000,000   $        1           --   $       --   $      239    $      240
  Distributions to
     shareholder ...............           --           --           --           --          (68)          (68)
  Net loss .....................           --           --           --           --          (27)          (27)
                                   ----------   ----------   ----------   ----------   ----------    ----------
Balances, December 31, 1998 ....   10,000,000            1           --           --          144           145
  Contribution from
     shareholder ...............           --          113           --           --           --           113
  Net loss .....................           --           --           --           --         (146)         (146)
                                   ----------   ----------   ----------   ----------   ----------    ----------
Balances, October 25, 1999 .....   10,000,000   $      114           --   $       --   $       (2)   $      112
                                   ==========   ==========   ==========   ==========   ==========    ==========


                The accompanying notes to financial statements
                   are an integral part of these statements.

                               DMA VENTURES, INC.
                           dba ACCESS COMMUNICATIONS

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             PERIOD FROM
                                                             JANUARY 1 TO         YEAR ENDED
                                                             OCTOBER 25,         DECEMBER 31,
                                                                 1999               1998
                                                            ---------------    ---------------
Cash flows from operating activities:
  Net loss ..............................................   $          (146)   $           (27)
  Adjustments  to reconcile  net loss to net cash used in
     operating activities-- .............................                 2                203
     Deferred income tax provision
     Depreciation .......................................                62                 79
     Provision for uncollectible accounts ...............                27                 10
     Changes in operating  assets and liabilities
                                                                       (167)               (65)
       Accounts receivable, net
       Prepaid expenses and other .......................                26                (17)
       Payables and accrued expenses ....................               (92)              (340)
       Deferred revenue .................................               (38)                19
       Discontinued operations ..........................                60                (86)
                                                            ---------------    ---------------
          Net cash used in operating activities .........              (266)              (224)
                                                            ---------------    ---------------
Cash flows from investing activities:
  Purchase of property and equipment ....................               (35)               (13)
  Proceeds from sale of property and equipment ..........                26                 --
                                                            ---------------    ---------------
          Net cash used in investing activities .........                (9)               (13)
                                                            ---------------    ---------------
Cash flows from financing activities:
  Increase in line of credit ............................               202                 --
  Principal payments on related-party borrowings ........                (1)               (67)
  Principal payments on long-term borrowings ............               (94)               (49)
  Payments on capital lease .............................               (27)               (87)
  Distributions to shareholder ..........................                --                (68)
  Capital contribution ..................................               113                 --
                                                            ---------------    ---------------
          Net cash provided by (used in) financing
            activities ..................................               193               (271)
Net decrease in cash and cash equivalents ...............               (82)              (508)
Cash and cash equivalents, beginning of period ..........                83                591
                                                            ---------------    ---------------
Cash and cash equivalents, end of period ................   $             1    $            83
                                                            ===============    ===============
Supplemental disclosures of cash flow information:
  Cash paid for interest ................................   $            37    $            67
                                                            ===============    ===============
  Cash paid for taxes ...................................   $            --    $            12
                                                            ===============    ===============



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

    Property and equipment consists of the following:


                                          ESTIMATED USEFUL  OCTOBER 25,  DECEMBER 31,
                                           LIFE IN YEARS      1999          1998
                                          ----------------  -----------  ------------

Computer and telephone equipment ..........    3-6          $    282       $   250
Office furniture and equipment.............   5-10               111           112
Leasehold improvements.....................   3-10               139           140
Vehicles...................................      5                39            74
                                                            --------       -------
                                                                 571           576
Less: accumulated depreciation............                      (225)         (177)
                                                            --------       -------
Property and equipment, net...............                  $    346       $   399
                                                            ========       =======

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

3. BORROWINGS

Line of Credit

    The Company had a line of credit with Colorado Business Bank, N.A. which permitted the Company to borrow up to $350 at a rate equal to the prime rate plus 1% (9.25% and 8.75% at October 25, 1999 and December 31, 1998,
respectively). The line of credit was renewed on a yearly basis. Borrowings under the agreement were collateralized by all accounts, inventory, equipment and general intangibles of the Company, as well as shareholder owned marketable securities and the shareholder's life insurance policy. The Company's borrowings were limited to 75% of the total accounts receivable balance less than ninety days (approximately $154 borrowing limitation at October 25, 1999). At October 25, 1999, there was an outstanding balance of $202 under this line. Subsequent to October 25, 1999, in connection with the acquisition of the Company by PentaStar, the line of credit was paid in full.

Notes Payable

    At October 25, 1999, and December 31, 1998 notes payable consisted of the following:


                                                                              OCTOBER 25,     DECEMBER 31,
                                                                                 1999            1998
                                                                              ------------    ------------

Note payable to Colorado Business Bank, N.A., Denver, Colorado;
interest at 9.5% per annum; collateralized by all accounts,
inventory, equipment, general intangibles, and shareholder owned marketable securities; cross collateralized with the line of credit; co-borrower with the Company's shareholder and an
officer; payable in monthly installments of $6.3; due April 2002 ..........   $        163    $        220


Note payable to Lexus Financial Services Corporation; interest at
8.5% per annum; collateralized by a vehicle; payable in monthly principal and interest installments of $.884; due April 2002
Paid October 1999 .........................................................             --              31

Note payable to Colorado Business Bank, N.A., Littleton,
Colorado; interest at 10.5% per annum; collateralized by a
vehicle; payable in monthly principal and interest installments
of $.798; paid August 1999 ................................................             --               6

Note payable to shareholder; interest at the annual federal rate
(5.5% and 5.1% at October 25, 1999 and December 31, 1998,
respectively), unsecured ..................................................              4               5
                                                                              ------------    ------------
                                                                                       167             262
                                                                              ------------    ------------

Less: current maturities ..................................................            (80)            (77)
                                                                              ------------    ------------
Long-term borrowings, net of current maturities ...........................   $         87    $        185
                                                                              ============    ============

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

    As of October 25, 1999, future minimum lease payments required under operating leases were as follows:


                                                                                                RELATED
                                                                                    OTHERS      PARTIES
                                                                                  ----------   ----------

For the period from October 26, 1999 to December 31, 1999 .....................   $        8   $        6
Years ending December 31,
 2000 .........................................................................           27           36
 2001 .........................................................................           --           36
 2002 .........................................................................           --           --
 2003 .........................................................................           --           --
 Thereafter ...................................................................           --           --
                                                                                  ----------   ----------
                                                                                  $       35   $       78
                                                                                  ==========   ==========



    Total rent expense charged to income for leases totaled $73 and $79 for the period from January 1, 1999 to October 25, 1999, and for the year ended December 31, 1998, respectively, of which, $30 and $36 represents rent expense for related-party leases, respectively.

5. INCOME TAXES:

    The (benefit) provision for income taxes consists of the following:


                                  OCTOBER 25,    DECEMBER 31,
                                     1999           1998
                                 ------------    ------------

Current (benefit):
  Federal ....................   $        (74)   $       (182)
  State ......................            (11)            (28)
                                 ------------    ------------
          Total current ......            (85)           (210)
Deferred provision:
  Federal ....................              2             176
  State ......................             --              27
                                 ------------    ------------
          Total deferred .....              2             203
                                 ------------    ------------
  Benefit for income taxes ...   $        (83)   $         (7)
                                 ============    ============


    A reconciliation of the statutory income tax rate to the benefit for income taxes from continuing operations is as follows:


                                                               OCTOBER 25,      DECEMBER 31,
                                                                  1999              1998
                                                               ------------     -------------

Federal income tax at statutory rate .......................           34.0%             34.0%
State income taxes, net of federal tax effect ..............            3.3               3.3
Other ......................................................           (1.0)               .9
                                                               ------------     -------------
   Total provision .........................................           36.3%             38.2%
                                                               ============     =============

    Deferred income taxes result from differences in the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following:


                                                      OCTOBER 25,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------

Current deferred tax assets (liabilities):
  Accounts receivable and allowance ..............   $       (114)   $        (52)
  Accrued expenses ...............................             59             127
  Net operating loss carry forward ...............            218              56
  Other ..........................................             --              18
                                                     ------------    ------------
     Net current deferred tax asset ..............   $        163    $        149
                                                     ============    ============
  Deferred tax liability:
     Property basis ..............................   $        (16)   $         --

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

    A summary of option transactions for the year ended December 31, 1998 and for the period from January 1, 1999 to October 25, 1999 and options outstanding at October 25, 1999 and December 31, 1998 are shown below:


                                             NUMBER OF
                                              SHARES      EXERCISE PRICE
                                           ------------   --------------

Options Granted in 1998 ................        551,500    $       0.33
Exercised ..............................             --              --
                                           ------------    ------------
 Outstanding at December 31, 1998 ......        551,500            0.33
Options Granted in 1999 ................         22,500            0.33
Forfeited ..............................       (310,000)           0.33
Exercised ..............................             --              --
                                           ------------    ------------
 Outstanding at October 25, 1999 .......        264,000    $       0.33
                                           ============    ============
Exercisable at December 31, 1998 .......        140,250    $       0.33
                                           ============    ============
Exercisable at October 25, 1999  .......        121,792    $       0.33
                                           ============    ============


                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                ---------------------------------  --------------------------------
                                         WEIGHTED                         WEIGHTED
                           REMAINING      AVERAGE                          AVERAGE
  RANGE OF                    LIFE       EXERCISE                          EXERCISE
EXERCISE PRICE   NUMBER    (IN YEARS)     PRICE     NUMBER      PRICE      PRICE
--------------  ---------    -------      ------   --------     ------     ------

$ 0.33            241,500       8.42      $ 0.33    119,501     $ 0.33     $ 0.33
$ 0.33             22,500       9.57      $ 0.33      2,291     $ 0.33     $ 0.33
                ---------    -------      ------   --------     ------     ------
                  264,000       8.52      $ 0.33    121,792     $ 0.33     $ 0.33
                =========    =======      ======   ========     ======     ======

    The fair value of the options granted was $0.06 and $0.05 per share for options granted during 1999 and 1998, respectively. Had the Company's stock based compensation cost been determined using their fair value at the grant date, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                       OCTOBER 25,       DECEMBER 31,
                                                          1999               1998
                                                     ---------------    ---------------
Net Income:
  As reported ....................................   $          (146)   $           (27)
  Pro forma ......................................              (150)               (32)

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

    Net current assets of discontinued operations as of December 31, 1998 are as follows:


Current Assets:
  Accounts receivable, net .........................   $        284
  Inventory ........................................            178
                                                       ------------
     Total current assets ..........................            462
                                                       ------------
Current Liabilities:
  Accounts payable and accrued expenses ............   $        274
     Deferred revenue ..............................            128
                                                       ------------
     Total current liabilities .....................   $        402
                                                       ------------
     Net assets of discontinued operations .........   $         60
                                                       ============


    The results of discontinued operations were as follows:


                                           PERIOD FROM
                                           JANUARY 1 TO     YEAR ENDED
                                            OCTOBER 25,    DECEMBER 31,
                                               1999            1998
                                           ------------    ------------
Revenues ...............................   $        817    $      3,223
Costs and expenses .....................            933           3,812
                                           ------------    ------------
 Loss from discontinued operations .....   $       (116)   $       (589)
                                           ============    ============

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

    In determining the cash portion of the consideration, the purchase agreement distinguishes, by definition, the liabilities of the Company at October 25, 1999, between retained and non-retained liabilities. Non-retained liabilities represent preacquisition liabilities deducted from the cash consideration otherwise payable to the sole shareholder and consist of the following at October 25, 1999:



Related party borrowings .........................   $        4
Long term borrowings .............................          163
Capital leases ...................................           54
Line of credit ...................................          202
Accounts payable .................................           19
Accrued expenses .................................           56
                                                     ----------
                                                     $      498
                                                     ==========

                                  EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

2.1(1)              Agreement and Plan of Merger dated August 13, 1999 among
                    PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA
                    Ventures, Inc. and its principal shareholder, Jeffrey A.
                    Veres.

2.2(1)              Agreement and Plan of Merger dated August 13, 1999 among
                    PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM
                    Communications Integration, Inc. and the shareholders of ICM
                    Communications Integration, Inc.

2.3(2) Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications, Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                    Inc. and the Shareholders of ICM Communications Integration,
                    Inc. dated October 20, 1999.

2.4(2) Second Letter Agreement amending letter agreement dated as of October 20, 1999 by and among PentaStar Communication,
                    Inc., OC Mergerco 2, Inc., ICM Communications Integration,
                    Inc. and the Shareholders of ICM Communications Integration,
                    Inc. which amended the Agreement and Plan of Merger dated as of August 13, 1999 by and among the same parties, dated
                    December 27, 1999.

2.5(2) Letter Agreement amending Agreement and Plan of Merger dated as of August 13, 1999 by and among PentaStar Communications, Inc., OC Mergerco 1, Inc., DMA Ventures, Inc. and Jeffery
                    Veres, dated October 20, 1999.

2.6(3)              Purchase Agreement dated January 7, 2000 among PentaStar
                    Communications, Inc., OC Mergerco 3, Inc., Network
                    Communications Integration, Inc. and the Shareholders of
                    Network Communications Integration, Inc.

2.7(6)              Asset Purchase Agreement dated as of December 31, 1999 among
                    OC Mergerco 4, Inc., USTeleCenters, Inc., Vermont Network
                    Services Corporation and View Tech, Inc.

2.8(3)              Purchase Agreement dated February 18, 2000 among PentaStar
                    Communications, Inc., OC Mergerco 4, Inc., VSI Network
                    Solutions, Inc. and the Shareholder of VSI Network
                    Solutions, Inc.

2.9(3)              Agreement and Plan of Merger dated January 1, 2000 among
                    PentaStar Communications, Inc., Partel, Inc. and the
                    Shareholders of Partel, Inc.

2.10(7)             Agreement and Plan of Merger among PentaStar Communications,
                    Inc. PentaStar Acquisition Corp. VI, Resource
                    Communications, Inc. and The Shareholders of Resource
                    Communications, Inc.

2.11(4)             Letter Agreement dated May 17, 2000 among PentaStar
                    Communications, Inc., OC Mergerco 4, Inc., VSI Network
                    Solutions, Inc. and the Shareholder of VSI Network
                    Solutions, Inc.

2.12(8)             Purchase Agreement among PentaStar Communications, Inc.,
                    PentaStar Corporation and Telecomm Industries Corp. as of
                    April 15, 2000

2.13(8)             Letter Agreement among PentaStar Communications, Inc.,
                    PentaStar Corporation and Telecomm Industries Corp. as of
                    April 15, 2000

2.14(5)             Agreement and Plan of Merger among PentaStar Communications,
                    Inc., NetLink, Inc. and the Shareholders of NetLink, Inc.
                    dated September 29, 2000.

2.15                Agreement and Plan of Merger among PentaStar Communications,
                    Inc., PentaStar Acquisition Corp. V, Vision Communications
                    Group, Inc. and the Shareholder of Vision Communications
                    Group, Inc. dated as of October 25, 2000.

2.16                Amended and Restated Agreement and Plan of Merger among
                    PentaStar Communications, Inc., PentaStar Acquisition Corp.
                    VII, Lynx Communications, Inc. and the Shareholders of Lynx
                    Communications, Inc. dated as of November 14, 2000.

2.17                Purchase Agreement among PentaStar Communications, Inc.,
                    PentaStar Acquisition Corp. IX, Digistar Networks, Inc. and the Shareholders of Digistar Networks, Inc. dated as of December 29, 2000.

3.1(2)              Restated Certificate of Incorporation.

3.2(2)              Certificate of Amendment to Restated Certificate of
                    Incorporation.




3.3(2)              Restated Bylaws.

4.1(1) Specimen stock certificate representing shares of common stock of PentaStar Communications, Inc.

4.2(2)              Warrant for the purchase of common stock.

4.3(2)              Certificate of Designation of Series A Preferred Stock.

4.4(5)              PentaStar Communications, Inc. Common Stock Purchase
                    Agreement Dated September 1, 2000.

10.1(1)             PentaStar Communications, Inc. Stock Option Plan.(9)

10.2(1)             Strategic Agent Sales Agreement by and between U S WEST
                    Communications, Inc. and Access Communications dated
                    February 15, 1998, as amended by memorandum dated March 24, 1999.

10.3(1)             Strategic Agent Sales Agreement by and between U S WEST
                    Communications, Inc. and ICM Communications Integration,
                    Inc. dated February 13, 1998, as amended by memorandum dated
                    March 24, 1999.

10.4(1)             Consulting Agreement effective September 1, 1999 between
                    Optimal Communications, Inc. (nka PentaStar Communications,
                    Inc.) and BIBD, LLC.

10.5(1) Employment and Noncompetition Agreement entered into as of August 13, 1999 between PentaStar Communications, Inc. and
                    Jeffrey A. Veres.**

10.6(2)             Amended and Restated Principal Stockholder's Escrow and
                    Contingent Stock Agreement among PentaStar Communications,
                    Inc., OC Mergerco 1, Inc. and Jeffrey A. Veres.

10.8(1)             Lease Agreement between BACE Real Estate, LLC and PentaStar
                    Communications, Inc.

10.9(1)             Stock Purchase Agreement dated March 31, 1999 between
                    Optimal Communications, Inc. (nka PentaStar Communications,
                    Inc.) and Robert S. Lazzeri and Lock-up Agreement dated
                    October 8, 1999 among PentaStar Communications, Inc.,
                    Schneider Securities, Inc., BACE Investments, LLC, Black
                    Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                    Veres.

10.10(1)            Stock Purchase Agreement dated March 31, 1999 between
                    Optimal Communications, Inc. (nka PentaStar Communications,
                    Inc.) and Black Diamond Capital, LLC and Lock-up Agreement dated October 8, 1999 among PentaStar Communications, Inc.,
                    Schneider Securities, Inc., BACE Investments, LLC, Black
                    Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                    Veres.

10.11(1)            Stock Purchase Agreement dated March 31, 1999 between
                    Optimal Communications, Inc. (nka PentaStar Communications,
                    Inc.) and Jeffrey A. Veres and Lock-up Agreement dated
                    October 8, 1999 among PentaStar Communications, Inc.,
                    Schneider Securities, Inc., BACE Investments, LLC, Black
                    Diamond Capital, LLC, Robert S. Lazzeri and Jeffrey A.
                    Veres.

10.12(1)            Lock-up Agreement dated October 8, 1999 among PentaStar
                    Communications, Inc., Schneider Securities, Inc., BACE
                    Investments, LLC, Black Diamond Capital, LLC, Robert S.
                    Lazzeri and Jeffrey A. Veres.

10.13(1)            Business Lease dated April 10, 1996 between Jeffrey and
                    Linda Veres and DMA Ventures, Inc. (dba Access
                    Communications) and First Amendment to Lease dated August
                    13, 1999.

10.14(2)            Escrow Agreement among BACE Investments, LLC, Black Diamond
                    Capital, LLC, PentaStar Communications, Inc., Schneider
                    Securities, Inc. and American Securities Transfer & Trust,
                    Inc.

10.15(3)            Bell Atlantic Authorized Agent Network Services Marketing
                    Agreement By and Between Bell Atlantic Network Services,
                    Inc. and USTeleCenters Effective Date: January 1, 1999. (10)

10.16(4)            Credit and Security Agreement by and among PentaStar
                    Communications, Inc., PentaStar Acquisition Corp. I,
                    PentaStar Acquisition Corp. II, PentaStar Acquisition Corp.
                    III, PentaStar Acquisition Corp. IV, PentaStar Acquisition
                    Corp. VI, PentaStar Internet, Inc., PentaStar Holding
                    Corporation, PentaStar Telemarketing, Inc. and PentaStar
                    Corporation as borrowers and Wells Fargo Bank West, N.A.
                    dated as of July 10, 2000.

10.17(4)            Authorized Distributor Agreement Between Ameritech and
                    Telecomm Industries Corp. (10)

10.18               Lock-Up Letter Agreement between PentaStar Communications,
                    Inc., BACE Investments, LLC, Black Diamond Capital, LLC and
                    Robert S. Lazzeri dated October 17, 2000.



10.19               Promissory Note between PentaStar Communications, Inc. and
                    Craig J. Zoellner dated December 29, 2000.

10.20               Promissory Note between PentaStar Communications, Inc. and
                    Richard M. Tyler dated December 29, 2000.

10.21               Promissory Note between PentaStar Communications, Inc. and
                    Robert S. Lazzeri dated December 29, 2000.

10.22(11)           Amendment to the PentaStar Communications, Inc. Stock Option
                    Plan.(9)

21.1                Subsidiaries of PentaStar Communications, Inc.

23.1                Consent of Independent Public Accountants.


(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-85281).

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the period from inception (March 15, 1999) through December 31, 1999.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000.

(5) Incorporated by reference form the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated February 18, 2000.

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated March 31, 2000.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated July 19, 2000.

(9)       Management contract or compensatory plan or arrangement.

(10) The Company has applied for confidential treatment for portions of this Exhibit.

(11) Incorporated by reference from Appendix 2 to the Company's Definitive Proxy Statement dated April 26, 2000 for its 2000 annual meeting.