Form 10-Q
period 2001-03-31
PENTASTAR COMMUNICATIONS INC
filed 2001-05-15
CIK 1093221

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-27709

                         PENTASTAR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  84-1502003
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


             1660 WYNKOOP STREET, SUITE 1010, DENVER, COLORADO 80202
                    (Address of Principal Executive Offices)

                                 (303) 825-4400
              (Registrant's Telephone Number, Including Area Code)

                                      NONE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2001, the number of shares outstanding of the issuer's common stock, par value $.0001 per share, was 5,653,022.

================================================================================

                                TABLE OF CONTENTS


                                     PART I
     Item 1.      Financial Statements......................................................... F-1
     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................ 2

                                     PART II

     Item 2.      Changes in Securities........................................................ 5
     Item 6.      Exhibits and Reports on Form 8-K............................................. 5

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

         Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000............................................................................... F-2
         Consolidated Statements of Operations for the Three Months Ended
              March 31, 2001 and 2000......................................................................... F-3
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2001 and 2000......................................................................... F-4
         Notes to Consolidated Financial Statements........................................................... F-5

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               MARCH 31,    DECEMBER, 31
                               ASSETS                                            2001           2000
                                                                                --------      --------
                                                                              (UNAUDITED)     (AUDITED)
Current assets:
  Cash and cash equivalents ...............................................     $    258      $    321
  Accounts receivable, net ................................................        6,703         6,336
  Inventory ...............................................................          144           138
  Prepaid commissions expense .............................................        1,000           983
  Prepaid expenses and other ..............................................          796           565
  Amounts due from related parties ........................................          367           268
  Related party notes receivable ..........................................        1,228         1,191
                                                                                --------      --------
          Total current assets ............................................       10,496         9,802
Property and equipment, net ...............................................        2,439         2,560
Deferred income taxes .....................................................        1,840         1,609
Prepaid  commissions  expense,  net of  current portion....................        1,099         1,174
Other assets ..............................................................          140            70
Goodwill, net .............................................................       23,882        23,717
                                                                                --------      --------
          Total assets ....................................................     $ 39,896      $ 38,932
                                                                                ========      ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................     $    582      $    827
  Other accrued liabilities ...............................................          358           470
  Acquisition related payables ............................................           --           180
  Accrued compensation ....................................................        1,517         1,951
  Deferred revenue ........................................................        3,148         1,873
  Current portion of capital lease obligations ............................           72            71
  Current portion of long-term debt .......................................        4,812         3,992
  Income taxes payable ....................................................           34            99
                                                                                --------      --------
          Total current liabilities .......................................       10,523         9,463

  Capital lease obligations, net of current portion .......................           92           110
  Related party notes payable .............................................          669           650
  Long-term debt, net of current portion ..................................        3,049         3,272
                                                                                --------      --------
          Total liabilities ...............................................       14,333        13,495
                                                                                --------      --------
Commitments and contingencies
Shareholders' equity:
  Series A preferred  stock, $1,000 stated value; 1,000,000 shares
    authorized; 86 shares issued and outstanding...........................           91            90
  Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,651,197 as of March 31, 2001 and
    5,568,870 as of December 31, 2000 .....................................            1             1
  Additional paid-in capital ..............................................       28,877        28,310
  Accumulated deficit .....................................................       (3,406)       (2,964)
                                                                                --------      --------
          Total shareholders' equity ......................................       25,563        25,437
                                                                                --------      --------
          Total  liabilities and  shareholders' equity ....................     $ 39,896      $ 38,932
                                                                                ========      ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       2001              2000
                                                    -----------      -----------
Revenue:
  Advanced communications services ............     $     4,976      $     2,418
  Basic dial tone services ....................           2,743            1,715
  Product sales and other .....................             270              307
                                                    -----------      -----------
                                                          7,989            4,440
                                                    -----------      -----------
Costs and expenses:
  Salaries and commissions ....................           6,432            3,875
  Cost of product sales .......................              82              131
  General and administrative expenses .........           1,403              977
  Depreciation and amortization ...............             586              295
                                                    -----------      -----------
                                                          8,503            5,278
                                                    -----------      -----------
          Loss from operations ................            (514)            (838)
                                                    -----------      -----------
Other (income) expense:
  Interest income .............................             (40)            (103)
  Interest expense ............................             176                5
  Other .......................................              22               --
                                                    -----------      -----------
          Other (income) expense, net .........             158              (98)
                                                    -----------      -----------
Loss before benefit for income taxes ..........            (672)            (740)
Benefit for income taxes ......................             231              239
                                                    -----------      -----------
Net loss ......................................     $      (441)     $      (501)
                                                    ===========      ===========
Preferred dividends ...........................              (1)              (1)
                                                    -----------      -----------
Net loss - common shareholders ................     $      (442)     $      (502)
                                                    ===========      ===========

Basic and diluted net loss per
  common share.................................     $     (0.08)     $     (0.10)
Weighted-average common shares outstanding ....       5,574,667        4,806,557
                                                    ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  2001          2000
                                                                --------      --------
Cash flows from operating activities:
  Net loss ................................................     $   (441)     $   (501)
  Adjustments to reconcile net loss to net cash
     used in operating activities--
     Depreciation and amortization ........................          586           295
     Amortization of deferred financing costs .............           17            --
     Deferred income tax benefit ..........................         (231)         (239)
     Changes in operating assets and liabilities--
       Accounts receivable, net ...........................         (158)            6
       Inventory ..........................................           (6)           28
       Prepaid expenses and other .........................         (298)           19
       Accounts payable and accrued liabilities ...........         (886)         (549)
       Deferred revenue ...................................        1,275            81
                                                                --------      --------
          Net cash used in operating activities ...........         (142)         (860)
                                                                --------      --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired ......................         (324)       (1,536)
  Purchase of property and equipment ......................         (145)         (101)
  Amounts advanced against contingent purchase
    consideration..........................................           --          (500)
  Acquisition related payables ............................         (180)         (206)
  Other ...................................................          (67)           (8)
                                                                --------      --------
          Net cash used in investing activities ...........         (716)       (2,351)
                                                                --------      --------
  Cash flows from financing activities:
    Payments on capital lease obligations .................          (17)          (19)
    Payments on long-term debt ............................         (223)           --
    Payment of financing costs ............................           (1)           --
    Issuance of common stock for stock options ............          216            --
    Borrowings on line of credit ..........................          820            --
                                                                --------      --------
          Net cash provided by (used in) financing
            activities.....................................          795           (19)
                                                                --------      --------

Net decrease in cash and cash equivalents .................          (63)       (3,230)
Cash and cash equivalents, beginning of period ............          321         8,137
                                                                --------      --------
Cash and cash equivalents, end of period ..................     $    258      $  4,907
                                                                ========      ========
Supplemental disclosures of cash flow information:
  Cash paid for interest ..................................     $    176      $      5
                                                                ========      ========
  Cash paid for income taxes ..............................     $     93      $     --
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

                         PENTASTAR COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. BUSINESS AND ORGANIZATION

         PentaStar Communications, Inc., a Delaware corporation ("PentaStar" or the "Company"), was founded on March 15, 1999. The Company is a multi-regional company that designs, sells and facilitates the installation and usage of communications services for small and medium-size business customers. On October 26, 1999 PentaStar, through its wholly-owned subsidiaries, acquired the outstanding capital stock and other equity interests of two communications services agents and completed an initial public offering of its common stock (the "Offering").

         Upon closing of the acquisitions and the Offering, PentaStar commenced its business operations as a sales agent for communications services including local access, long distance, wireless and internet services for voice and data communications. PentaStar designs, procures and facilitates the installation and use of communications services to best meet its customers' specific needs.

         During fiscal year 2000, PentaStar completed the acquisition of 10 communications services agents. In the first quarter of fiscal 2001, PentaStar acquired an additional two communications services agents to expand its operations (see Note 4).

         The financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for the periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2. NEW ACCOUNTING STANDARDS

         In fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. The Company has not entered into any derivative financial instruments or hedging activities and therefore the adoption of SFAS No. 133 had no impact on the Company's financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect on the Company's consolidated financial results is currently being determined.

3. EARNINGS PER SHARE

         The Company applies SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of stock options and warrants using the treasury stock method. Options and warrants excluded from the calculation of diluted loss per share solely because the effect was antidilutive were 1,126,028 and 790,420 as of March 31, 2001 and 2000, respectively.

4. BUSINESS COMBINATIONS

         In the first quarter of fiscal 2001, PentaStar, through a wholly-owned subsidiary, acquired Digital Sales Support Net, Inc. ("Digital") and RKK Consulting Group, Inc. ("RKK"). Digital, headquartered in New York, New York, is a communications services agent focused on selling primarily Verizon data communications services. The owners of RKK, who manage the combined operations of Digital and RKK, have been focused on selling Verizon data oriented local products and long distance services in the New York and New Jersey markets. The initial purchase consideration for Digital consisted of $171 in cash and the issuance of 30,374 shares of PentaStar's common stock with a fair market value of $801. Of the 30,374 of issued shares, 18,984 with a fair market value of $500 were placed in escrow and will be released upon Digital attaining certain performance criteria for the period from January 1, 2001 through December 31, 2001. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by Digital for the period from January 1, 2001 through December 31, 2001. The initial purchase consideration for RKK consisted of 37,968 of PentaStar's common stock with a fair market value of $1,001. Of the 37,968 of issued shares, 36,070 with a fair market value of $951 were placed in escrow and will be released upon RKK attaining certain performance criteria for the period from February 1, 2001 through January 31, 2002. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by RKK for the period from February 1, 2001 through January 31, 2002.

         The acquisitions discussed above were recorded using the purchase method of accounting under which the purchase consideration was allocated to the identifiable assets and liabilities of the acquired companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill.

    Purchase Consideration:
    Cash ................................     $    171
    PentaStar common stock ..............          351
    Acquisition costs ...................          166
                                              --------
                                              $    688
                                              ========


         Of the total purchase consideration of $688, $3 was allocated to property and equipment, $94 to net working capital and $591 to goodwill. The financial statements reflect a preliminary allocation of the purchase price, to be finalized upon final evaluation of the fair market values of certain assets and liabilities acquired. Goodwill will be amortized over a twenty-year period.

         During the three months ended March 31, 2001, goodwill has been reduced by $104 resulting from the revaluation of certain liabilities assumed and allocated in the original purchase price allocations of fiscal year 2000 acquisitions.

         The principal shareholders of Digital, RKK and certain other acquired companies that have received PentaStar common stock as purchase consideration, have entered into escrow and contingent stock agreements with PentaStar upon closing of the acquisitions. These agreements adjust the final consideration paid to those shareholders in return for their interests in the acquired companies. Under these agreements, shares of PentaStar common stock were placed into escrow. Based upon the earnings performance of an acquired company relative to that of all other acquired companies for the 12-month period prior to the earlier of a sale of substantially all of the assets or stock of PentaStar or five years, the shareholder associated with that company or seller of that company will receive back from escrow all, some or none of the shares such shareholder or seller placed in escrow. In addition, based upon the relative earnings performance of the acquired company, such shareholder or seller may receive additional shares of common stock from PentaStar. PentaStar, at its discretion, may distribute cash to such shareholder or seller in lieu of some or all of the additional shares in an amount equal to the fair market value of the additional shares not distributed. The agreements are designed, however, so that there will be no net change to the total number of shares of PentaStar common stock outstanding after the combined adjustments are made for all of the acquired companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements," intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2000 and our Registration Statement on Form SB-2 (Registration No. 333-85281) under the heading "Risk Factors" and include:

         o Our lack of combined operating history and our untested business model.

         o        Our success in carrying out our acquisition strategy.

         o Our reliance on regional bell operating companies and other service providers for communications services.

         o Our ability to increase revenues from service providers other than local access service providers.

         Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made as of the date of this Report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTION

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

OVERVIEW

         We were incorporated on March 15, 1999 under Delaware law. Upon the closing of our first two acquisitions in the fourth quarter of fiscal 1999, we commenced our business operations as a communications services agent for communications services including local access, long distance, wireless and Internet services for voice and data communications. We design, procure and facilitate the installation and use of communications services to best meet our customers needs.

         In fiscal year 2000 and first quarter of fiscal 2001, we acquired ten and two additional communications services agents, respectively. As a result of these 14 acquisitions, we have become the nation's largest communications services agent. We currently act as a sales agent for more than 12 communications services providers. We plan to continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

         Substantially all of our revenues are generated from the commissions we receive from selling communications services as agents for communications services providers. Currently we primarily sell advanced communications services and basic dial tone services for the local access market to facilitate data, voice and video communications. We expect that, over time, the percentage of advanced communications services revenues will increase as a percentage of revenues because of increased demand for, and availability of, these services which typically pay higher commissions. Basic dial tone services in general are telephone connections, voice messaging and call management services. Advanced communications services are all other voice and data communications services, including:

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

Recent Acquisitions.

         In the first quarter of fiscal 2001, we acquired Digital Sales Support Net, Inc. and RKK Consulting Group, Inc. Digital, headquartered in New York, New York, is a communications services agent focused on selling primarily Verizon data communications services. The owners of RKK, who manage the combined operations of Digital and RKK, have been focused on selling Verizon data oriented local products and long distance services in the New York and New Jersey markets. The initial purchase consideration for Digital consisted of $171 in cash and the issuance of 30,374 shares of our common stock with a fair market value of $801. Of the 30,374 of issued shares, 18,984 with a fair market value of $500 were placed in escrow and will be released upon Digital attaining certain performance criteria for the period from January 1, 2001 through December 31, 2001. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Digital for the period from January 1, 2001 through December 31, 2001. The initial purchase consideration for RKK consisted of 37,968 of our common stock with a fair market value of $1,001. Of the 37,968 of issued shares, 36,070 with a fair market value of $951 were placed in escrow and will be released upon RKK attaining certain performance criteria for the period from February 1, 2001 through January 31, 2002. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by RKK for the period from February 1, 2001 through January 31, 2002.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Total revenue of $7,989 and $4,440 was recorded for the three months ended March 31, 2001 and 2000, respectively. The increase was attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after March 31, 2000. Advanced communications services revenue increased from $2,418 for the three months ended March 31, 2000 to $4,976 for the three months ended March 31, 2001 for the reason discussed above. Basic dial tone services revenue increased from $1,715 for the three months ended March 31, 2000 to $2,743 for the three months ended March 31, 2001 for the reason discussed above. Product sales and other revenue decreased from $307 for the three months ended March 31, 2000 to $270 for the three months ended March 31, 2001 as a result of a decreased focus on the sales of telephone equipment and the related hardware installation.

         Costs and expenses. Salaries and commissions expense of $6,432 and $3,875 was recorded for the three months ended March 31, 2001 and 2000, respectively. The increase was attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after March 31, 2000. Salaries and commission expense as a percentage of total revenue was 81% and 87% for the three months ended March 31, 2001 and 2000, respectively. This decrease as a percentage of total revenue is primarily attributable to the efficiencies realized in our fixed cost salaries related to operations and administrative staff. Salaries and commissions expense consists principally of salaries and incentive compensation that our operating companies pay their sales and marketing, operations and engineering support and administrative staff. Cost of product sales decreased from $131 for the three months ended March 31, 2000 to $82 for the three months ended March 31, 2001 as a result of decreased product sales. Cost of product sales as a percentage of product sales and other revenue was 30% and 43% for the three months ended March 31, 2001 and 2000, respectively. This decrease was primarily attributable to our product sales in 2001 requiring less subcontract labor than 2000. Cost of product sales consists of the cost of the product sold and any subcontract labor incurred in installing the equipment. General and administrative expense of $1,403 and $977 was recorded for the three months ended March 31, 2001 and 2000, respectively. This increase was attributable to the same reason as the salaries and commissions increase discussed above. General and administrative expenses as a percentage of total revenue was 18% and 22% for the three months ended March 31, 2001 and 2000, respectively. This decrease was primarily attributable to the efficiencies realized by consolidating certain functions formerly performed at the operating company level. General and administrative expenses include communications expenses, office rent and utilities, travel and marketing for the operating companies. These expenses also include the operations and staffing related to our corporate office. Depreciation and amortization expense of $586 and $295 was recorded for the three months ended March 31, 2001 and 2000, respectively. This increase was attributable to additional acquisitions made after March 31, 2000. Depreciation and amortization expense consists of depreciation expense on property and equipment and the amortization of goodwill associated with our acquisitions.

         Loss from operations. A loss from operations of $514 and $838 was recorded for the three months ended March 31, 2001 and 2000, respectively.

         Other (income) expense, net. Other (income) expense, net, of $158 and ($98) was recorded for the three months ended March 31, 2001 and 2000, respectively. This difference was primarily attributable to interest expense on borrowings in the first quarter of 2001 versus the interest income earned in the first quarter of 2000 on invested cash proceeds from our initial public offering.

         Income taxes. A benefit of $231 and $239 was recorded for the three months ended March 31, 2001 and 2000, respectively, representing an effective tax rate of 34.4% and 32.3%, respectively. The difference between the federal statutory rate of 35% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization and other permanent differences.

         We have recorded a deferred tax asset of $1,840 at March 31, 2001, because we believe we will generate sufficient taxable income in the future to recover that asset. We based our belief upon our internal projections and the historical results of our acquired companies which have been generating taxable income prior to our acquisition. However, we cannot provide any assurance that we will in fact generate taxable income sufficient to utilize the deferred tax assets we have recorded on the balance sheet. If our views about the prospects of generating future taxable income were to change, then we would have to record a charge to income to write-off some or all of those deferred taxes.

         Net loss. For the reasons discussed above, a net loss of $441 and $501 was recognized for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations used net cash of $142 and $860 for the three months ended March 31, 2001 and 2000, respectively. This decrease in cash used was primarily attributable to the cash collected and recognized as deferred revenue during the three months ended March 31, 2001.

         We used cash of $716 and $2,351 in investing activities for the three months ended March 31, 2001 and 2000, respectively. These uses of cash are the result of our acquisition activity. The decrease in cash used was primarily attributable to fewer acquisitions during 2001 as compared to 2000.

         Our financing activities provided cash of $795 for the three months ended March 31, 2001 compared to cash used of $19 for the three months ended March 31, 2000. The cash provided for the three months ended March 31, 2001 was primarily attributable to net borrowings and proceeds from the issuance of common stock related to stock option exercises.

         On July 18, 2000 we entered into a credit and security agreement with Wells Fargo Bank West, National Association which expires July 31, 2001. Terms of the agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined. The agreement is secured by accounts receivable and by substantially all of our other remaining assets. Interest is payable monthly at the prime rate or, if we so elect, the LIBOR rate plus 2.50% (8.25% at March 31, 2001). As of March 31, 2001, borrowings of $3,920 were outstanding and $1,303 was available to be drawn.

         We believe that cash flow from operations and debt financing will be sufficient to satisfy our anticipated cash requirements for the next 12 months. We will likely require additional equity or debt financing beyond that period, and possibly sooner, dependent upon the scope of our acquisition activity.

RECENT ACCOUNTING PRONOUNCEMENTS

         In fiscal 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. We have not entered into any derivative financial instruments or hedging activities and therefore the adoption of SFAS No. 133 had no impact on our financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect on our consolidated financial results is currently being determined.



                                     PART II

ITEM 2. CHANGES IN SECURITIES

         (c.)Effective during the period from January 1, 2001 through March 31, 2001, PentaStar sold unregistered securities as follows:

         o On March 29, 2001, PentaStar issued 30,374 shares of common stock to the shareholders of Digital Sales Support Net, Inc. as partial consideration for the acquisition of Digital Sales Support Net, Inc. by merger.

         o On March 29, 2001, PentaStar issued 37,968 shares of common stock to the shareholders of RKK Consulting Group, Inc. as partial consideration for the acquisition of RKK Consulting Group, Inc. by merger.

The sales and issuance of securities in the transactions described in the above paragraphs were deemed to be exempt from registration under the Securities Act by virtue of Rule 506. The persons to whom the shares were issued are accredited investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are attached.


EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------

 2.18 Agreement and Plan of Merger among PentaStar Communications, Inc., PentaStar Acquisition Corp. VIII, Digital Sales Support Net, Inc. and the Shareholders of Digital Sales Support Net, Inc. dated March 29, 2001.

 2.19 Letter Agreement among PentaStar Communications, Inc., PentaStar Acquisition Corp. VIII, Digital Sales Support Net, Inc. and the Shareholders of Digital Sales Support Net, Inc. dated April 9, 2001.

 2.20 Agreement and Plan of Merger among PentaStar Communications, Inc., PentaStar Acquisition Corp. VIII, RKK Consulting Group, Inc. and the Shareholders of RKK Consulting Group, Inc. dated March 29, 2001.

----------

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.


                                    PENTASTAR COMMUNICATIONS, INC.

                                    By:   /s/ DAVID L. DUNHAM
                                         ---------------------------------------
                                         David L. Dunham Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
 2.18             Agreement and Plan of Merger among PentaStar Communications,
                  Inc., PentaStar Acquisition Corp. VIII, Digital Sales Support
                  Net, Inc. and the Shareholders of Digital Sales Support Net,
                  Inc. dated March 29, 2001.

 2.19             Letter Agreement among PentaStar Communications, Inc.,
                  PentaStar Acquisition Corp. VIII, Digital Sales Support Net,
                  Inc. and the Shareholders of Digital Sales Support Net, Inc.
                  dated April 9, 2001.

 2.20             Agreement and Plan of Merger among PentaStar Communications,
                  Inc., PentaStar Acquisition Corp. VIII, RKK Consulting Group,
                  Inc. and the Shareholders of RKK Consulting Group, Inc. dated
                  March 29, 2001.