Form 10-Q
period 2001-06-30
PENTASTAR COMMUNICATIONS INC
filed 2001-08-14
CIK 1093221

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of August 8, 2001, the number of shares outstanding of the issuer's common stock, par value $.0001 per share, was 5,583,838.

================================================================================

                                TABLE OF CONTENTS

                                  PART I
  Item 1   Financial Statements ..............................................   F-1
  Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................     2

                                  PART II
  Item 3   Defaults Upon Senior Securities ...................................     7
  Item 4   Submission of Matters to a Vote of Security Holders ...............     7
  Item 6   Exhibits and Reports on Form 8-K ..................................     7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of June 30, 2001 and
  December 31, 2000 ..................................................   F-2
Consolidated Statements of Operations for the Six Months Ended
  June 30, 2001 and 2000 .............................................   F-3
Consolidated Statements of Operations for the Three Months Ended
  June 30, 2001 and 2000 .............................................   F-4
Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 2001 and 2000 .............................................   F-5
Notes to Consolidated Financial Statements ...........................   F-6

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              JUNE 30,      DECEMBER, 31
                             ASSETS                                                             2001            2000
                                                                                             -----------    ------------
                                                                                             (UNAUDITED)      (AUDITED)
 Current assets:
   Cash and cash equivalents .............................................................   $       140    $        321
   Accounts receivable, net ..............................................................         6,434           6,336
   Inventory .............................................................................           124             138
   Prepaid commissions expense ...........................................................         1,094             983
   Prepaid expenses and other ............................................................           829             565
   Amounts due from related parties ......................................................           440             268
   Related party notes receivable ........................................................         1,262           1,191
                                                                                             -----------    ------------
           Total current assets ..........................................................        10,323           9,802
 Property and equipment, net .............................................................         2,293           2,560
 Deferred income taxes ...................................................................         1,840           1,609
 Prepaid commissions expense, net of current portion .....................................         1,145           1,174
 Other assets ............................................................................           189              70
 Goodwill, net ...........................................................................        23,536          23,717
                                                                                             -----------    ------------
           Total assets ..................................................................   $    39,326    $     38,932
                                                                                             ===========    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable ......................................................................   $       491    $        827
   Other accrued liabilities .............................................................           277             470
   Acquisition related payables ..........................................................            --             180
   Accrued compensation ..................................................................         1,916           1,951
   Deferred revenue ......................................................................         2,221           1,873
   Current portion of capital lease obligations ..........................................            71              71
   Current portion of long-term debt .....................................................         9,163           3,992
   Income taxes payable ..................................................................            --              99
                                                                                             -----------    ------------
           Total current liabilities .....................................................        14,139           9,463

   Capital lease obligations, net of current portion .....................................            76             110
   Related party notes payable ...........................................................           689             650
   Long-term debt, net of current portion ................................................            --           3,272
                                                                                             -----------    ------------
           Total liabilities .............................................................        14,904          13,495
                                                                                             -----------    ------------
 Commitments and contingencies
 Shareholders' equity:
   Series A preferred stock, $1,000 stated value; 1,000,000 shares
     authorized; 86 shares issued and outstanding ........................................            92              90
   Common stock, $.0001 par value; 20,000,000 shares authorized; 5,658,872 shares issued; 5,578,872 shares outstanding as of June 30, 2001
     and 5,568,870 shares issued and outstanding as of December 31, 2000..................             1               1
   Additional paid-in capital ............................................................        30,810          28,310
   Treasury stock, at cost, 80,000 shares as of June 30, 2001 ............................        (1,820)             --
   Accumulated deficit ...................................................................        (4,661)         (2,964)
                                                                                             -----------    ------------
           Total shareholders' equity ....................................................        24,422          25,437
                                                                                             -----------    ------------
           Total liabilities and shareholders' equity ....................................   $    39,326    $     38,932
                                                                                             ===========    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         2001           2000
                                                     -----------    -----------
Revenue:
  Advanced communications services ...............   $     9,724    $     7,152
  Basic dial tone services .......................         5,585          3,957
  Product sales and other ........................           452            881
                                                     -----------    -----------
                                                          15,761         11,990
                                                     -----------    -----------
Costs and expenses:
  Salaries and commissions .......................        12,973          9,769
  Cost of product sales ..........................           156            270
  General and administrative expenses ............         3,015          2,846
  Depreciation and amortization ..................         1,176            840
                                                     -----------    -----------
                                                          17,320         13,725
          Loss from operations ...................        (1,559)        (1,735)
                                                     -----------    -----------
Other (income) expense:
  Interest income ................................           (72)          (175)
  Interest expense ...............................           370            155
  Other ..........................................            69              7
                                                     -----------    -----------
          Other (income) expense, net ............           367            (13)
                                                     -----------    -----------
Loss before benefit for income taxes .............        (1,926)        (1,722)
Benefit for income taxes .........................           231            503
                                                     -----------    -----------
Net loss .........................................   $    (1,695)   $    (1,219)
                                                     ===========    ===========
Preferred dividends ..............................            (2)            (2)
                                                     -----------    -----------
Net loss - common shareholders ...................   $    (1,697)   $    (1,221)
                                                     ===========    ===========
Basic and diluted net loss per common share ......   $     (0.30)   $     (0.24)
Weighted-average common shares outstanding .......     5,594,777      5,029,005
                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        2001           2000
                                                     -----------    -----------
Revenue:
  Advanced communications services ...............   $     4,748    $     4,734
  Basic dial tone services .......................         2,842          2,242
  Product sales and other ........................           182            574
                                                     -----------    -----------
                                                           7,772          7,550
                                                     -----------    -----------
Costs and expenses:
  Salaries and commissions .......................         6,541          5,894
  Cost of product sales ..........................            74            139
  General and administrative expenses ............         1,612          1,869
  Depreciation and amortization ..................           590            545
                                                     -----------    -----------
                                                           8,817          8,447
                                                     -----------    -----------
          Loss from operations ...................        (1,045)          (897)
                                                     -----------    -----------
Other (income) expense:
  Interest income ................................           (32)           (72)
  Interest expense ...............................           194            150
  Other ..........................................            47              7
                                                     -----------    -----------
          Other (income) expense, net ............           209             85
                                                     -----------    -----------
Loss before benefit for income taxes .............        (1,254)          (982)
Benefit for income taxes .........................            --            264
                                                     -----------    -----------
Net loss .........................................   $    (1,254)   $      (718)
                                                     ===========    ===========
Preferred dividends ..............................            (1)            (1)
                                                     -----------    -----------
Net loss - common shareholders ...................   $    (1,255)   $      (719)
                                                     ===========    ===========

Basic and diluted net loss per
  common share ...................................   $     (0.22)   $     (0.14)
Weighted-average common shares outstanding .......     5,634,773      5,251,453
                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     2001       2000
                                                                    -------    -------
Cash flows from operating activities:
  Net loss ......................................................   $(1,695)   $(1,219)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities--
   Depreciation and amortization ................................     1,176        840
   Amortization of deferred financing costs .....................        36         --
   Deferred income tax benefit ..................................      (231)      (503)
   Changes in operating assets and liabilities--
       Accounts receivable, net .................................       119      1,729
       Inventory ................................................        14          9
       Prepaid expenses and other ...............................      (588)       (39)
       Accounts payable and accrued liabilities .................      (672)      (901)
       Deferred revenue .........................................       348        220
                                                                    -------    -------
         Net cash (used in) provided by operating
         activities .............................................    (1,493)       136
                                                                    -------    -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ............................      (324)    (4,870)
  Purchase of property and equipment ............................      (278)      (327)
  Amounts advanced against contingent purchase
    consideration ...............................................        --       (500)
  Acquisition related payables ..................................      (180)       810
  Payment of assumed acquisition debt ...........................        --       (758)
  Other .........................................................       (95)        19
                                                                    -------    -------
          Net cash used in investing activities .................      (877)    (5,626)
                                                                    -------    -------
Cash flows from financing activities:
  Payments on capital lease obligations .........................       (34)       (41)
  Payments on long-term debt ....................................      (446)      (129)
  Payments on short-term acquisition debt obligation ............        --       (474)
  Payment of financing costs ....................................        (5)        --
  Issuance of common stock for stock options ....................       329         --
  Net borrowings on line of credit ..............................     2,345         --
                                                                    -------    -------
         Net cash provided by (used in) financing activities ....     2,189       (644)
                                                                    -------    -------

Net decrease in cash and cash equivalents .......................      (181)    (6,134)
Cash and cash equivalents, beginning of period ..................       321      8,137
                                                                    -------    -------
Cash and cash equivalents, end of period ........................   $   140    $ 2,003
                                                                    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid for interest ........................................   $   370    $   155
                                                                    =======    =======
  Cash paid for income taxes ....................................   $   158    $    --
                                                                    =======    =======
  Purchase of property and equipment, pursuant to
     capital lease ..............................................   $    --    $    25
                                                                    =======    =======


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

    During fiscal year 2000, PentaStar completed the acquisition of 10 communications services agents. In the first quarter of fiscal 2001, PentaStar acquired two additional communications services agents to expand its operations (see Note 5).

    The financial statements as of June 30, 2001, and for the six months ended June 30, 2001 and 2000, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for the periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2. VIOLATION OF COVENANTS ON CERTAIN BORROWINGS

    As of June 30, 2001, the Company did not meet certain financial covenants contained in its existing Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo") resulting in a default. Terms of the Credit Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined, and requires compliance with financial loan covenants related to debt levels compared to annualized cash flows and working capital levels. The Credit Agreement is secured by accounts receivable and by substantially all of the assets of PentaStar, excluding any rights to future residual commission payments due to PentaStar from existing Ameritech contracts acquired in connection with the TCMM acquisition. The Credit Agreement expires on August 31, 2001.

    The Company is in current discussions with Wells Fargo and intends to obtain, prior to August 31, 2001, an extension with appropriate financial covenant waivers to the existing Credit Agreement or a restructured agreement with renegotiated financial covenants, although no assurance can be given that such waivers or a restructured agreement with terms acceptable to the Company will be obtained. Any such failure to obtain covenant relief or a restructured agreement could result in Wells Fargo declaring the entire amount due and payable immediately. As a result of our default under the Credit Agreement a cross-default exists under the Reducing Revolver Loan and Security Agreement (the "Loan") with Merrill Lynch Business Financial Services, Inc. As of June 30, 2001, the amounts due under the Credit Agreement and the Loan were $5,445 and $3,718, respectively. As a result of the cross-default provisions, $2,826 of the outstanding Loan amount that would have been classified as long-term has been classified as current in the June 30, 2001 balance sheet.

   As a part of the Company's current discussions with its lenders, management has undertaken a review of its cost structure at certain of its operating companies and headquarters in order to increase annualized cash flows. The Company also continues to actively manage its order backlog with the related carriers in an attempt to reduce lag time between order submission and the related commission payment from the carrier. There can be no assurance that such efforts will increase annualized cash flows to such a level that would avoid future covenant violations.

   In the event that the Company is unable to successfully negotiate a new credit facility with Wells Fargo, alternative financing would be required. There is no assurance that such alternative financing will be available when needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, there would be substantial doubt about the Company's ability to continue as a going concern.

3. NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The annual impact of SFAS No. 142 due to the cessation of amortization on goodwill is expected to be $1,286.

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

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the impact of adopting SFAS No. 143.

4. EARNINGS PER SHARE

   The Company applies SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of stock options and warrants using the treasury stock method. Options and warrants excluded from the calculation of diluted loss per share solely because the effect was antidilutive were 1,139,786 and 1,106,210 as of June 30, 2001 and 2000, respectively.

5. BUSINESS COMBINATIONS

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

          Purchase Consideration:
          Cash .......................   $171
          PentaStar common stock .....    351
          Acquisition costs ..........    166
                                         ----
                                         $688
                                         ====

    Of the total purchase consideration of $688, $3 was allocated to property and equipment, $94 to net working capital and $591 to goodwill. The financial statements reflect a preliminary allocation of the purchase price, to be finalized upon final evaluation of the fair market values of certain assets and liabilities acquired. Goodwill will be amortized over a twenty-year period.

    During the three months ended June 30, 2001, goodwill has been reduced by $24 resulting from the revaluation of certain assets and liabilities assumed and allocated in the original purchase price allocations of the Digital acquisition. During the three months ended March 31, 2001, goodwill has been reduced by $104 resulting from the revaluation of certain liabilities assumed and allocated in the original purchase price allocations of fiscal year 2000 acquisitions.

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

    The Company has entered into various contingent purchase price arrangements under which additional consideration will be paid to the selling shareholders if established criteria are achieved by the acquired company. In determining the achievement of the established criteria, disputes may arise between PentaStar and the selling shareholders.

6. SHAREHOLDERS' EQUITY

    On May 16, 2001, the Company entered into a Settlement Agreement and Release (the "Agreement") with Jeffrey A. Veres, a founder of the Company and former owner of DMA Ventures, Inc., dba Access Communications. The Agreement settles certain disputes between PentaStar and Mr. Veres. The Agreement provides for, among other items, the transfer to the Company of 80,000 shares of the 424,100 shares of PentaStar common stock owned by Mr. Veres. These shares, valued at their market price on May 16, 2001, have been reflected as treasury shares on the June 30, 2001 consolidated balance sheet.

7. INCOME TAXES

    The Company records income tax expense or benefit based upon its estimated effective income tax rate for the year. The Company has changed its estimate of the effective income tax rate for the remainder of fiscal 2001 to zero. The Company has recorded a deferred tax asset of $1,840 as of June 30, 2001, which is net of a valuation allowance of $431. Management believes it is more likely than not that sufficient taxable income will be generated to realize the recorded deferred tax assets: however, it is reasonably possible that management's estimate of the realizable deferred tax assets may change in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements," intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in prior filings by us with the Securities and Exchange Commission, including those under the heading "Risk Factors" contained in our Registration Statement on Form S-3 (Registration No. 333-64038) and include:

    o Our ability to obtain sufficient financing to continue to execute our business model.

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

INTRODUCTION

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of June 30, 2001 and for the six and three months ended June 30, 2001 and 2000.

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

    In fiscal year 2000 and first quarter of fiscal 2001, we acquired ten and two additional communications services agents, respectively. As a result of these 14 acquisitions, we have become the nation's largest communications services agent. We currently act as a sales agent for more than 12 communications services providers. We may continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

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

    In recent months, economic uncertainty in the U.S. has resulted in decreased demand from end users for many companies' products and services, including ours. As a result, certain of our customers and potential customers have delayed and or cancelled, and may continue to delay or cancel, plans to expand or upgrade their communication systems, which has caused, and may continue to cause, our revenues and profitability to decline.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Total revenue of $15,761 and $11,990 was recorded for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after June 30, 2000. Advanced communications services revenue increased from $7,152 for the six months ended June 30, 2000 to $9,724 for the six months ended June 30, 2001 for the reason discussed above. Basic dial tone services revenue increased from $3,957 for the six months ended June 30, 2000 to $5,585 for the six months ended June 30, 2001 for the reason discussed above. Product sales and other revenue decreased from $881 for the six months ended June 30, 2000 to $452 for the six months ended June 30, 2001 as a result of a decreased focus on the sales of telephone equipment and the related hardware installation.

    Costs and expenses. Salaries and commissions expense of $12,973 and $9,769 was recorded for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after June 30, 2000. Salaries and commission expense as a percentage of total revenue was 82% and 81% for the six months ended June 30, 2001 and 2000, respectively. Salaries and commissions expense consists principally of salaries and incentive compensation that our operating companies pay their sales and marketing, operations and engineering support and administrative staff. Cost of product sales decreased from $270 for the six months ended June 30, 2000 to $156 for the six months ended June 30, 2001 as a result of decreased product sales. Cost of product sales as a percentage of product sales and other revenue was 35% and 31% for the six months ended June 30, 2001 and 2000, respectively. This increase was primarily attributable to our product sales in 2001 requiring more subcontract labor than 2000. Cost of product sales consists of the cost of the product sold and any subcontract labor incurred in installing the equipment. General and administrative expense of $3,015 and $2,846 was recorded for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to the same reason as the salaries and commissions increase discussed above. General and administrative expenses as a percentage of total revenue was 19% and 24% for the six months ended June 30, 2001 and 2000, respectively. The decrease was primarily attributable to the efficiencies realized by consolidating certain functions formerly performed at the operating company level. General and administrative expenses include communications expenses, office rent and utilities, travel and marketing for the operating companies. These expenses also include the operations and staffing related to our corporate office. Depreciation and amortization expense of $1,176 and $840 was recorded for the six months ended June 30, 2001 and 2000, respectively. This increase was attributable to additional acquisitions made after June 30, 2000. Depreciation and amortization expense consists of depreciation expense on property and equipment and the amortization of goodwill associated with our acquisitions.

    Loss from operations. A loss from operations of $1,559 and $1,735 was recorded for the six months ended June 30, 2001 and 2000, respectively, due to the factors discussed above.

    Other (income) expense, net. Other (income) expense, net, of $367 and ($13) was recorded for the six months ended June 30, 2001 and 2000, respectively. The difference was primarily attributable to interest expense on borrowings in the first two quarters of 2001 versus the interest income earned in the first two quarters of 2000 on invested cash proceeds from our initial public offering.

    Income taxes. A benefit of $231 and $503 was recorded for the six months ended June 30, 2001 and 2000, respectively, representing an effective tax rate of 12.0% and 29.2%, respectively. The difference between the federal statutory rate of 35% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization, other permanent differences, and not recording a benefit for the three months ended June 30, 2001. We expect our effective tax rate to remain zero for the remainder of the fiscal year.

    Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. We have recorded a deferred tax asset of $1,840 as of June 30, 2001, which is net of a valuation allowance of $431. We did not record additional deferred tax assets for the three months ended June 30, 2001 because we did not conclude that it was "more likely than not" that the additional deferred tax assets would be realized over a reasonable period of time. Although realization is not assured for the remaining deferred tax asset, we believe that we will generate sufficient taxable income in the future to recover that asset. We based our belief upon our internal projections and the historical results of our acquired companies which have been generating taxable income prior to our acquisition. However, we cannot provide any assurance that we will in fact generate taxable income sufficient to utilize the deferred tax assets we have recorded on the balance sheet. If our views about the prospects of generating future taxable income were to change, then we would have to record a charge to income to write-off some or all of those deferred tax assets. It is at least reasonably possible that our view as to the realizability of the remaining deferred tax assets may change in the near future.

    Net loss. For the reasons discussed above, a net loss of $1,695 and $1,219 was recognized for the six months ended June 30, 2001 and 2000, respectively.

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

    Revenues. Total revenue of $7,772 and $7,550 was recorded for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after June 30, 2000. Total revenue for acquisitions reporting in both periods reflected a decrease attributable to weakness in the economy in 2001 and delays experienced with installations by the service providers. Advanced communications services revenue increased from $4,734 for the three months ended June 30, 2000 to $4,748 for the three months ended June 30, 2001 for the reasons discussed above. Basic dial tone services revenue increased from $2,242 for the three months ended June 30, 2000 to $2,842 for the three months ended June 30, 2001 for the reasons discussed above. Product sales and other revenue decreased from $574 for the three months ended June 30, 2000 to $182 for the three months ended June 30, 2001 as a result of a decreased focus on the sales of telephone equipment and the related hardware installation.

    Costs and expenses. Salaries and commissions expense of $6,541 and $5,894 was recorded for the three months ended June 30, 2001 and 2000, respectively. The increase was attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after June 30, 2000. Salaries and commission expense as a percentage of total revenue was 84% and 78% for the three months ended June 30, 2001 and 2000, respectively. This increase as a percentage of total revenue is primarily attributable to a reduction in our revenues related to the acquisitions reporting in both periods as discussed above when compared to our fixed cost salaries related to operations and administrative staff. Salaries and commissions expense consists principally of salaries and incentive compensation that our operating companies pay their sales and marketing, operations and engineering support and administrative staff. Cost of product sales decreased from $139 for the three months ended June 30, 2000 to $74 for the three months ended June 30, 2001 as a result of decreased product sales. Cost of product sales as a percentage of product sales and other revenue was 41% and 24% for the three months ended June 30, 2001 and 2000, respectively. This increase was primarily attributable to our product sales in 2001 requiring more subcontract labor than 2000. Cost of product sales consists of the cost of the product sold and any subcontract labor incurred in installing the equipment. General and administrative expense of $1,612 and $1,869 was recorded for the three months ended June 30, 2001 and 2000, respectively. This decrease was attributable to efficiencies realized by consolidating certain functions formerly performed at the operating company level. General and administrative expenses as a percentage of total revenue was 21% and 25% for the three months ended June 30, 2001 and 2000, respectively. This decrease was primarily attributable to the reason discussed above related to the decrease in general and administrative expenses. General and administrative expenses include communications expenses, office rent and utilities, travel and marketing for the operating companies. These expenses also include the operations and staffing related to our corporate office. Depreciation and amortization expense of $590 and $545 was recorded for the three months ended June 30, 2001 and 2000, respectively. This increase was attributable to additional acquisitions made after June 30, 2000. Depreciation and amortization expense consists of depreciation expense on property and equipment and the amortization of goodwill associated with our acquisitions.

    Loss from operations. A loss from operations of $1,045 and $897 was recorded for the three months ended June 30, 2001 and 2000, respectively, for the reasons discussed above.

    Other (income) expense, net. Other (income) expense, net, of $209 and $85 was recorded for the three months ended June 30, 2001 and 2000, respectively. This difference was primarily attributable to additional interest expense on borrowings in the second quarter of 2001 compared to the second quarter of 2000 and interest income earned in the second quarter of 2000 on invested cash proceeds from our initial public offering.

    Income taxes. A benefit of $264 was recorded for the three months ended June 30, 2000 representing an effective tax rate of 26.9%. The difference between the federal statutory rate of 35% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization, other permanent differences. A benefit was not recorded for the three months ended June 30, 2001. The Company expects the effective tax rate to remain zero for the remainder of the fiscal year.

    Net loss. For the reasons discussed above, a net loss of $1,255 and $719 was recognized for the three months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations used net cash of $1,493 for the six months ended June 30, 2001 and provided cash of $136 for the six months ended June 30, 2000. This difference between periods was primarily attributable to the significant collections of accounts receivable in 2000 compared to 2001.

    We used cash of $877 and $5,626 in investing activities for the six months ended June 30, 2001 and 2000, respectively. These uses of cash are the result of our acquisition activity. The decrease in cash used was primarily attributable to fewer acquisitions during 2001 as compared to 2000.

    Our financing activities provided cash of $2,189 for the six months ended June 30, 2001 compared to cash used of $644 for the six months ended June 30, 2000. The cash provided for the six months ended June 30, 2001 was primarily attributable to net borrowings on our line of credit and proceeds from the issuance of common stock related to stock option exercises.

    As of June 30, 2001, we did not meet certain financial covenants contained in its existing Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo") resulting in a default. Terms of the Credit Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined, and requires compliance with financial loan covenants related to debt levels compared to annualized cash flows and working capital levels. The Credit Agreement is secured by accounts receivable and by substantially all of the assets of PentaStar, excluding any rights to future residual commission payments due to PentaStar from existing Ameritech contracts acquired in connection with the TCMM acquisition. The Credit Agreement expires on August 31, 2001.

    We are in current discussions with Wells Fargo and intend to obtain, prior to August 31, 2001, an extension with appropriate financial covenant waivers to the existing Credit Agreement or a restructured agreement with renegotiated financial covenants, although no assurance can be given that such waivers or a restructured agreement with terms acceptable to us will be obtained. Any such failure to obtain covenant relief or a restructured agreement could result in Wells Fargo declaring the entire amount due and payable immediately. As a result of our default under the Credit Agreement a cross-default exists under the Reducing Revolver Loan and Security Agreement (the "Loan") with Merrill Lynch Business Financial Services, Inc. As of June 30, 2001, the amounts due under the Credit Agreement and the Loan were $5,445 and $3,718, respectively. As a result of the cross-default provisions, $2,826 of the outstanding Loan amount that would have been classified as long-term has been classified as current in the June 30, 2001 balance sheet.

   As a part of our current discussions with our lenders, we have undertaken a review of our cost structure at certain of our operating companies and headquarters in order to increase annualized cash flows. We also continue to actively manage our order backlog with the related carriers in an attempt to reduce lag time between order submission and the related commission payment from the carrier. There can be no assurance that such efforts will increase annualized cash flows to such a level that would avoid future covenant violations.

   In the event that we are unable to successfully negotiate a new credit facility with Wells Fargo, alternative financing would be required. There is no assurance that such alternative financing will be available when needed by us. If alternative financing is not available, or the terms of the alternative financing are not acceptable to us, there would be substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for us on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs. The annual impact of SFAS No. 142 due to the cessation of amortization on goodwill is expected to be $1,286.

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We have not yet determined the impact of adopting SFAS No. 143.

                                     PART II

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    As of June 30, 2001, the Company did not meet certain financial covenants contained in its existing Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo") resulting in a default. Terms of the Credit Agreement provide for maximum borrowings of $10 million limited to 75% of eligible accounts receivable, as defined, and requires compliance with financial loan covenants related to debt levels compared to annualized cash flows and working capital levels. The Credit Agreement is secured by accounts receivable and by substantially all of the assets of PentaStar, excluding any rights to future residual commission payments due to PentaStar from existing Ameritech contracts acquired in connection with the TCMM acquisition. The Credit Agreement expires on August 31, 2001.

    The Company is in current discussions with Wells Fargo and intends to obtain, prior to August 31, 2001, an extension with appropriate financial covenant waivers to the existing Credit Agreement or a restructured agreement with renegotiated financial covenants, although no assurance can be given that such waivers or a restructured agreement with terms acceptable to the Company will be obtained. Any such failure to obtain covenant relief or a restructured agreement could result in Wells Fargo declaring the entire amount due and payable immediately. As a result of our default under the Credit Agreement a cross-default exists under the Reducing Revolver Loan and Security Agreement (the "Loan") with Merrill Lynch Business Financial Services, Inc. As of June 30, 2001, the amounts due under the Credit Agreement and the Loan were $5,445 and $3,718, respectively. As a result of the cross-default provisions, $2,826 of the outstanding Loan amount that would have been classified as long-term has been classified as current in the June 30, 2001 balance sheet.

   As a part of the Company's current discussions with its lenders, management has undertaken a review of its cost structure at certain of its operating companies and headquarters in order to increase annualized cash flows. The Company also continues to actively manage its order backlog with the related carriers in an attempt to reduce lag time between order submission and the related commission payment from the carrier. There can be no assurance that such efforts will increase annualized cash flows to such a level that would avoid future covenant violations.

   In the event that the Company is unable to successfully negotiate a new credit facility with Wells Fargo, alternative financing would be required. There is no assurance that such alternative financing will be available when needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, there would be substantial doubt about the Company's ability to continue as a going concern.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 31, 2001, PentaStar held its Annual Meeting of Shareholders. At such meeting, PentaStar's shareholders elected Mr. Robert S. Lazzeri as a director to the Board of Directors to serve for a term until the 2004 annual meeting. (The terms of Messrs. Carleton A. Brown, Reynaldo U. Otrtiz, Richard M. Tyler and Craig J. Zoellner as directors, continued after the meeting). The number of votes cast in matters is set forth below:

                                   VOTES     VOTES AGAINST
                                    FOR       OR WITHHELD       ABSTENTIONS      NON-VOTES
                                   -----     -------------      -----------      ---------
     Election of Director:

     Robert S. Lazzeri           4,711,555      59,320               --              --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are attached.

 EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT
 2.18(1)  Agreement and Plan of Merger among PentaStar
          Communications, Inc., PentaStar Acquisition Corp. VIII, Digital Sales Support Net, Inc. and the Shareholders of Digital Sales
          Support Net, Inc. dated March 29, 2001.

 2.19(1)  Letter Agreement among PentaStar Communications, Inc.,
          PentaStar Acquisition Corp. VIII, Digital Sales
          Support Net, Inc. and the Shareholders of Digital Sales Support Net, Inc. dated April 9, 2001.

 2.20(1)  Agreement and Plan of Merger among PentaStar
          Communications, Inc., PentaStar Acquisition Corp. VIII, RKK Consulting Group, Inc. and the Shareholders of RKK Consulting Group,
          Inc. dated March 29, 2001.

10.23     Settlement Agreement and Release among PentaStar
          Communications, Inc., PentaStar Acquisition Corp. I, Jeffrey A. Veres and Linda Veres dated May 16, 2001.


----------
(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.


    (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

                               PENTASTAR COMMUNICATIONS, INC.

                               By:    /s/ DAVID L. DUNHAM
                                      ------------------------------------------
                                      David L. Dunham Chief Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                DESCRIPTION OF DOCUMENT
      -------                -----------------------
      2.18(1)     Agreement and Plan of Merger among PentaStar
                  Communications, Inc., PentaStar Acquisition Corp. VIII, Digital Sales
                  Support Net, Inc. and the Shareholders of Digital Sales
                  Support Net, Inc. dated March 29, 2001.

      2.19(1)     Letter Agreement among PentaStar Communications, Inc.,
                  PentaStar Acquisition Corp. VIII, Digital Sales
                  Support Net, Inc. and the Shareholders of Digital Sales Support
                  Net, Inc. dated April 9, 2001.

      2.20(1)     Agreement and Plan of Merger among PentaStar
                  Communications, Inc., PentaStar Acquisition Corp. VIII, RKK Consulting
                  Group, Inc. and the Shareholders of RKK Consulting Group,
                  Inc. dated March 29, 2001.

     10.23        Settlement Agreement and Release among PentaStar
                  Communications, Inc., PentaStar Acquisition Corp. I, Jeffrey A. Veres
                  and Linda Veres dated May 16, 2001.


(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.