Form 10-Q
period 2001-09-30
PENTASTAR COMMUNICATIONS INC
filed 2001-11-14
CIK 1093221

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 7, 2001, the number of shares outstanding of the issuer's common stock, par value $.0001 per share, was 5,584,087.


================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1   Financial Statements..........................................    F-1
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................      2

                                     PART II

Item 1   Legal Proceedings.............................................      9
Item 6   Exhibits and Reports on Form 8-K..............................      9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.....................................      F-2
Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and 2000....................      F-3
Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and 2000...................      F-4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000....................      F-5
Notes to Consolidated Financial Statements.....................................................................      F-6

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,     DECEMBER, 31
                                                                                             2001              2000
                                                                                         ------------      -------------
                                                                                         (UNAUDITED)        (AUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents.........................................................    $      1,712      $         321
   Accounts receivable, net .........................................................           6,257              6,336
   Inventory ........................................................................             118                138
   Prepaid commissions expense ......................................................           1,009                983
   Prepaid expenses and other .......................................................           1,011                565
   Amounts due from related parties .................................................             473                268
   Related party notes receivable....................................................           1,295              1,191
                                                                                         ------------      -------------
      Total current assets ..........................................................          11,875              9,802
Property and equipment, net .........................................................           2,191              2,560
Deferred income taxes ...............................................................           1,840              1,609
Prepaid commissions expense, net of current portion .................................           1,208              1,174
Other assets ........................................................................             292                 70
Goodwill, net .......................................................................          23,215             23,717
                                                                                         ------------      -------------
      Total assets...................................................................    $     40,621      $      38,932
                                                                                         ============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................    $        541      $         827
   Other accrued liabilities.........................................................             220                470
   Acquisition related payables .....................................................              --                180
   Accrued compensation..............................................................           1,987              1,951
   Deferred revenue .................................................................           2,309              1,873
   Current portion of capital lease obligations .....................................              65                 71
   Current portion of long-term debt ................................................           8,357              3,992
   Income taxes payable .............................................................              --                 99
                                                                                         ------------      -------------
      Total current liabilities .....................................................          13,479              9,463
   Capital lease obligations, net of current portion ................................              63                110
   Related party notes payable ......................................................             709                650
   Long-term debt, net of current portion ...........................................           2,603              3,272
                                                                                         ------------      -------------
      Total liabilities .............................................................          16,854             13,495
                                                                                         ------------      -------------
Commitments and contingencies
Shareholders' equity:
   Series A preferred stock, $1,000 stated value; 1,000,000 shares
      authorized; 86 shares issued and outstanding ..................................              93                 90
   Common stock, $.0001 par value; 20,000,000 shares authorized; 5,665,337 shares issued; 5,554,087 shares outstanding as of September 30, 2001
      and 5,568,870 shares issued and outstanding as of December 31, 2000............               1                  1
   Additional paid-in capital .......................................................          30,897             28,310
   Treasury stock, at cost, 111,250 shares as of September 30, 2001 .................          (1,820)                --
   Accumulated deficit ..............................................................          (5,404)            (2,964)
                                                                                         ------------      -------------
      Total shareholders' equity ....................................................          23,767             25,437
                                                                                         ------------      -------------
      Total liabilities and shareholders' equity ....................................    $     40,621      $      38,932
                                                                                         ============      =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                               2001             2000
                                                                                         -------------    --------------
Revenue:
   Advanced communications services ................................................     $      15,217    $       11,624
   Basic dial tone services ........................................................             8,277             5,979
   Product sales and other .........................................................               683             1,342
                                                                                         -------------    --------------
                                                                                                24,177            18,945
                                                                                         -------------    --------------
Costs and expenses:
   Salaries and commissions ........................................................            19,807            15,812
   Cost of product sales............................................................               229               516
   General and administrative expenses .............................................             4,512             4,634
   Depreciation and amortization ...................................................             1,740             1,351
                                                                                         -------------    --------------
                                                                                                26,288            22,313
                                                                                         -------------    --------------
      Loss from operations .........................................................            (2,111)           (3,368)
                                                                                         -------------    --------------
Other (income) expense:
   Interest income .................................................................              (109)             (181)
   Interest expense ................................................................               574               270
   Other ...........................................................................                92                15
                                                                                         -------------    --------------
      Other expense, net ...........................................................               557               104
                                                                                         -------------    --------------
Loss before benefit for income taxes ...............................................            (2,668)           (3,472)
Benefit for income taxes ...........................................................               231             1,050
                                                                                         -------------    --------------
Net loss ...........................................................................     $      (2,437)   $       (2,422)
                                                                                         =============    ==============
Preferred dividends ................................................................                (3)               (3)
                                                                                         -------------    --------------
Net loss - common shareholders .....................................................     $      (2,440)   $       (2,425)
                                                                                         =============    ==============
Basic and diluted net loss per common share ........................................     $       (0.44)   $        (0.48)
                                                                                         =============    ==============
Weighted-average common shares outstanding .........................................         5,590,366         5,001,095
                                                                                         =============    ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                               2001             2000
                                                                                         -------------    --------------
Revenue:
   Advanced communications services ................................................     $       5,493    $        4,472
   Basic dial tone services ........................................................             2,692             2,022
   Product sales and other .........................................................               231               461
                                                                                         -------------    --------------
                                                                                                 8,416             6,955
                                                                                         -------------    --------------
Costs and expenses:
   Salaries and commissions ........................................................             6,834             6,043
   Cost of product sales............................................................                73               246
   General and administrative expenses .............................................             1,497             1,788
   Depreciation and amortization ...................................................               564               511
                                                                                         -------------    --------------
                                                                                                 8,968             8,588
                                                                                         -------------    --------------
      Loss from operations .........................................................              (552)           (1,633)
                                                                                         -------------    --------------

Other (income) expense:
   Interest income .................................................................               (37)               (6)
   Interest expense.................................................................               204               114
   Other ...........................................................................                23                 9
                                                                                         -------------    --------------
        Other expense, net .........................................................               190               117
                                                                                         -------------    --------------
Loss before benefit for income taxes ...............................................              (742)           (1,750)
Benefit for income taxes ...........................................................                --               547
                                                                                         -------------    --------------
Net loss ...........................................................................     $        (742)   $       (1,203)
                                                                                         =============    ==============
Preferred dividends ................................................................                (1)               (1)
                                                                                         -------------    --------------
Net loss - common shareholders .....................................................     $        (743)   $       (1,204)
                                                                                         =============    ==============
Basic and diluted net loss per common share ........................................     $       (0.13)   $        (0.23)
                                                                                         =============    ==============
Weighted-average common shares outstanding .........................................         5,579,821         5,303,350
                                                                                         =============    ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               2001             2000
                                                                                         -------------    --------------
Cash flows from operating activities:
   Net loss.........................................................................     $      (2,437)   $       (2,422)
   Adjustments to reconcile net loss to net cash used in operating activities--
      Depreciation and amortization ................................................             1,740             1,351
      Issuance of options to consultant ............................................                12                --
      Amortization of deferred financing costs......................................                55                --
      Deferred income tax benefit ..................................................              (231)           (1,050)
      Changes in operating assets and liabilities--
        Accounts receivable, net ...................................................               296             1,719
        Inventory ..................................................................                20               (24)
        Prepaid expenses and other .................................................              (833)             (311)
        Accounts payable and accrued liabilities ...................................              (590)           (1,448)
        Deferred revenue ...........................................................               436               925
                                                                                         -------------    --------------
         Net cash used in operating activities .....................................            (1,532)           (1,260)
                                                                                         -------------    ---------------

Cash flows from investing activities:
   Acquisitions, net of cash acquired ..............................................              (324)           (5,074)
   Purchase of property and equipment ..............................................              (422)             (445)
   Amounts advanced against contingent purchase consideration ......................                --              (500)
   Acquisition related payables ....................................................              (180)             (254)
   Payment of assumed acquisition debt .............................................                --            (1,057)
   Other ...........................................................................              (188)              (32)
                                                                                         -------------    ---------------
         Net cash used in investing activities .....................................            (1,114)           (7,362)
                                                                                         -------------    --------------

Cash flows from financing activities:
   Payments on capital lease obligations ...........................................               (53)              (56)
   Payments on long-term debt.......................................................              (669)             (146)
   Payments on short-term acquisition debt obligation ..............................                --            (1,734)
   Payment of financing costs ......................................................               (10)              (83)
   Issuance of common stock for cash, net ..........................................                --             3,108
   Issuance of common stock for stock options ......................................               404                --
   Net borrowings on line of credit ................................................             4,365                --
                                                                                         -------------    --------------
        Net cash provided by financing activities ..................................             4,037             1,089
                                                                                         -------------    --------------
Net increase (decrease) in cash and cash equivalents ...............................             1,391            (7,533)
Cash and cash equivalents, beginning of period .....................................               321             8,137
                                                                                         -------------    --------------
Cash and cash equivalents, end of period ...........................................     $       1,712    $          604
                                                                                         =============    ==============

Supplemental disclosures of cash flow information:

   Cash paid for interest ..........................................................     $         515    $          270
                                                                                         =============    ==============
   Cash paid for income taxes.......................................................     $         178    $           --
                                                                                         =============    ==============
   Purchase of property and equipment, pursuant to capital lease ...................     $          --    $          110
                                                                                         =============    ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIAIRES

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

         During fiscal year 2000, PentaStar completed the acquisition of 10 communications services agents. In the first quarter of fiscal 2001, PentaStar acquired two additional communications services agents to expand its operations (see Note 4). In the fourth quarter of fiscal 2001, PentaStar acquired an additional communications services agent (see Note 8).

         The financial statements as of September 30, 2001, and for the nine and three months ended September 30, 2001 and 2000, are unaudited and prepared by the Company pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission; however, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position and results of operations for the periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.       NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions and provides guidance on allocating purchase price to identifiable intangible assets. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill effective January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The annual impact of SFAS No. 142 due to the cessation of amortization on goodwill is expected to be $1,286.

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

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the impact of adopting SFAS No. 143.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this pronouncement will have on our future consolidated financial results.

3.       EARNINGS PER SHARE

         The Company applies SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings or net income per share. Basic net income per share includes no dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of stock options and warrants using the treasury stock method. Options and warrants excluded from the calculation of diluted loss per share solely because the effect was antidilutive were 1,084,304 and 1,066,650 as of September 30, 2001 and 2000, respectively.

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

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

         The acquisitions discussed above were recorded using the purchase method of accounting under which the purchase consideration was allocated to the identifiable assets and liabilities of the acquired companies and the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill.

         Purchase Consideration:
         Cash ...................................................................................     $        171
         PentaStar common stock..................................................................              351
         Acquisition costs.......................................................................              166
                                                                                                      ------------
                                                                                                      $        688
                                                                                                      ============

         Of the total purchase consideration of $688, $3 was allocated to property and equipment, $94 to net working capital and $591 to goodwill. The financial statements reflect a preliminary allocation of the purchase price, to be finalized upon final evaluation of the fair market values of certain assets and liabilities acquired. Goodwill is being amortized over a twenty-year period.

         During the three months ended June 30, 2001, goodwill was reduced by $24 resulting from the revaluation of certain assets and liabilities assumed and allocated in the original purchase price allocations of the Digital acquisition. During the three months ended March 31, 2001, goodwill was reduced by $104 resulting from the revaluation of certain liabilities assumed and allocated in the original purchase price allocations of fiscal year 2000 acquisitions.

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

         In the first quarter of fiscal 2000, PentaStar acquired Resource Communications, Inc. ("Resource"). In addition to cash and stock consideration issued at closing, the agreement provided for 31,250 shares of PentaStar common stock to be placed in escrow and released to Resource or PentaStar based upon certain operating performance criteria. The performance criteria were not attained and the 31,250 shares were released from escrow to PentaStar pursuant to a Settlement Agreement and Release between PentaStar and the former shareholders of Resource. These shares, recorded at par value, have been reflected as treasury shares on the September 30, 2001 consolidated balance sheet. On September 24, 2001, PentaStar amended the merger agreement with the former shareholders of Resource. The amendment provides for additional consideration in the form of cash and PentaStar common stock if certain operating performance criteria are met by Resource for the period from January 1, 2001 to December 31, 2001.

         The Company has entered into various contingent purchase price arrangements under which additional consideration will be paid to the selling shareholders if established criteria are achieved by the acquired company. In determining the achievement of the established criteria, disputes may arise between PentaStar and the selling shareholders.

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIAIRES

         In the second quarter of fiscal 2000, PentaStar acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. ("TCMM"). The initial purchase consideration included 278,949 shares of PentaStar common stock that were placed in a general indemnification escrow and are to be released to PentaStar or TCMM based upon certain operating performance requirements of TCMM's Network Services Agency Division for the period from April 1, 2000 through March 31, 2001. Based on the operating performance calculation as provided for in the purchase agreement, as well as indemnification and offset claims which are provided for in the purchase agreement, PentaStar initiated the process with TCMM for the return to PentaStar of the 278,949 shares. TCMM has disputed the operating performance calculation and PentaStar's claim to the shares. The purchase agreement provides for resolution of the dispute through independent third parties. On June 5, 2001, after PentaStar had initiated the process for return of the shares, TCMM filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court, Northern District of Ohio. On September 13, 2001, PentaStar filed a motion for relief from stay with the bankruptcy court seeking to be allowed to continue the process specified in the purchase agreement for the determination of entitlement to the shares. On September 21, 2001, TCMM filed a complaint against PentaStar seeking among other items, the release of the 278,949 shares to TCMM, to have the transaction voided as a transfer by TCMM for "less than reasonably equivalent value" under the Bankruptcy Code, and to have a judgment entered against PentaStar in the amount of approximately $9,000. On October 29, 2001, PentaStar filed a motion for summary judgment seeking dismissal of TCMM's September 21, 2001 complaint in its entirety. A hearing on PentaStar's motion for relief from stay and motion to dismiss has been set for November 30, 2001. Discovery in this matter has not yet commenced. PentaStar intends to vigorously pursue its claim for the 278,949 shares. PentaStar also intends to vigorously defend TCMM's complaint, which PentaStar's management believes is without merit.

5.       BORROWINGS

         As of June 30, 2001, the Company did not meet certain financial covenants contained in its Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Bank West, National Association ("Wells Fargo") resulting in a default. On September 30, 2001, the Company completed the restructuring of the Credit Agreement. Terms of the restructured Credit Agreement provide for maximum borrowings of $7,465, adjusted for permanent prepayments as required in the Credit Agreement. As of September 30, 2001, borrowings of $7,465 were outstanding. Future borrowing activity is determined based on accounts receivable levels, as defined. The restructured Credit Agreement eliminates the financial ratio covenants with which the Company was not in compliance as of June 30, 2001, requires compliance with financial loan covenants related to adjusted quarterly cash flow levels, as defined, and also required the Company to obtain a cash infusion of at least $200 in the form of subordinated loans or the sale of equity interests in the Company (see Note 8). The restructured Credit Agreement is secured by accounts receivable and by substantially all of the assets of PentaStar. The restructured Credit Agreement terminates and is payable in full on April 15, 2002. Interest is payable monthly at the prime rate plus 3.0% (9.25% as of September 30, 2001). The Company is required to pay a $500 fee payable at the earliest of April 15, 2002, payment or pre-payment in full of the borrowings, or refinancing with another lender. This amount is being amortized to interest expense as a yield adjustment over the term of the restructured Credit Agreement.

         As a result of the Company's default under the Credit Agreement a cross-default existed under the Reducing Revolver Loan and Security Agreement (the "Loan") with Merrill Lynch Business Financial Services, Inc. as of June 30, 2001. The Company is no longer in cross-default under the Loan as a result of the restructured Credit Agreement with Wells Fargo. As of September 30, 2001, borrowings of $3,495 were outstanding.

6.       SHAREHOLDERS' EQUITY

         On May 16, 2001, the Company entered into a Settlement Agreement and Release (the "Agreement") with Jeffrey A. Veres, a founder of the Company and former owner of DMA Ventures, Inc., dba Access Communications. The Agreement settles certain disputes between PentaStar and Mr. Veres. The Agreement provides for, among other items, the transfer to the Company

                 PENTASTAR COMMUNICATIONS, INC. AND SUBSIDIAIRES of 80,000 shares of the 424,100 shares of PentaStar common stock owned by Mr. Veres. These shares, valued at their market price on May 16, 2001, have been reflected as treasury shares on the September 30, 2001 consolidated balance sheet.

7.       INCOME TAXES

         The Company records income tax expense or benefit based upon its estimated effective income tax rate for the year. The Company has changed its estimate of the effective income tax rate for the remainder of fiscal 2001 to zero. The Company has recorded a deferred tax asset of $1,840 as of September 30, 2001, which is net of a valuation allowance of $687. Management believes it is more likely than not that sufficient taxable income will be generated to realize the recorded deferred tax assets; however, it is reasonably possible that management's estimate of the realizability of the deferred tax assets may change in the near future and require further adjustment through an increased valuation allowance.

8.       SUBSEQUENT EVENTS

         Subsequent to September 30, 2001, PentaStar, through a wholly-owned subsidiary, acquired CarrierDesigns.com, Inc. ("CarrierDesigns"). CarrierDesigns, headquartered in Petaluma, California, is a communications services agent focused on selling primarily Pacific Bell, Cable & Wireless and New Edge Networks data communications services. The initial purchase consideration for CarrierDesigns consisted of the issuance of 30,000 shares of PentaStar's common stock. In addition, the agreement provides for additional consideration in the form of cash and PentaStar's common stock if certain operating performance criteria are met by CarrierDesigns for the period from October 1, 2001 through September 30, 2004.

         Subsequent to September 30, 2001, PentaStar entered into an Amendment to Agreement and Plan of Merger (the "Agreement") with the former shareholder of Vision Communications Group, Inc. ("Vision"). The Agreement provides for the release of 35,000 shares of PentaStar common stock from escrow to the former shareholder of Vision related to the attainment of certain operating performance criteria for the period from July 1, 2000 through June 30, 2001. The Agreement also provides the former shareholder with an additional 9,702 shares of PentaStar common stock or $100 plus interest (8% per annum) to be determined upon the occurrence of certain events.

         Subsequent to September 30, 2001, PentaStar completed the private placement to a private investor group of $500 of 12% per annum subordinated notes due January 31, 2003. The investor group was also issued presently exercisable warrants to purchase 50,000 shares of PentaStar common stock. The warrants expire October 3, 2006 and have an exercise price of $8.85 per share. These warrants have been valued using the Black-Scholes option pricing model, which will result in a charge of $85 to be amortized to expense as a yield adjustment over the term of the notes.

         Subsequent to September 30, 2001, certain officers and directors of the Company agreed to purchase $200,000 of PentaStar common stock from the Company at $9.05 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements," intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "anticipates," "expects," "estimates," "plans," "believes" and "intends" or other similar words. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes are described in detail in prior filings by us with the Securities and Exchange Commission, including those under the heading "Risk Factors" contained in our Registration Statement on Form S-3 (Registration No. 333-64038) and include:

         - Our ability to obtain sufficient financing to continue to execute our business model.

         - Our lack of combined operating history and our untested business model.

         -        Our success in carrying out our acquisition strategy.

         - Our reliance on regional bell operating companies and other service providers for communications services.

         - Our ability to increase revenues from service providers other than local access service providers.

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

INTRODUCTION

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes as of September 30, 2001 and for the nine and three months ended September 30, 2001 and 2000.

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

         In fiscal year 2000 and first quarter of fiscal 2001, we acquired ten and two additional communications services agents, respectively. As a result of these 14 acquisitions, we have become the nation's largest communications services agent. We currently act as a sales agent for more than 12 communications services providers. In the fourth quarter of fiscal 2001 we acquired an additional communications services agent. We may continue to acquire other communications services agents and to enter into agency agreements with other communications services providers.

         Substantially all of our revenues are generated from the commissions we receive from selling communications services as agents for communications services providers. Currently, we primarily sell advanced communications services and basic dial tone services for the local access market to facilitate data, voice and video communications. We expect that, over time, the percentage of advanced communications services revenues will increase as a percentage of revenues because of increased demand for, and availability of, these services for which the carrier typically pays higher commissions. Basic dial tone services in general are telephone connections, voice messaging and call management services. Advanced communications services are all other voice and data communications services, including:

         -        data transmission oriented services;

         -        dedicated high-capacity transmission services;

         - high-speed real-time communications access, including digital subscriber line, or DSL;

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

         During fiscal 2001, economic uncertainty in the U.S. has resulted in decreased demand from end users for many companies' products and services, including ours. As a result, certain of our customers and potential customers have delayed and or cancelled, and may continue to delay or cancel, plans to expand or upgrade their communication systems, which has caused, and may continue to cause, our revenues and profitability to decline.

         As a result of the economic uncertainty and discussions with our lenders regarding a restructured credit agreement, management performed a review of our cost structure at certain of our operating companies and headquarters in order to increase annualized cash flows. This review resulted in the implementation of a cost reduction program in the third quarter of fiscal 2001. As of September 30, 2001 we have identified and eliminated costs that we believe will result in an annual cash benefit of approximately $2,400. In implementing these cost reductions, we incurred non-recurring expenses of approximately $70 during the three months ended September 30, 2001, primarily related to employee separation expenses. We will continue to review our cost structure and may initiate other similar cost reduction programs in the future. We will also continue to actively manage our order backlog with the related carriers in an attempt to reduce lag time between order submission and the related commission payment from the carrier.

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

         Subsequent to September 30, 2001, we acquired CarrierDesigns.com, Inc. CarrierDesigns, headquartered in Petaluma, California, is a communications services agent focused on selling primarily Pacific Bell, Cable & Wireless and New Edge Networks data communications services. The initial purchase consideration for CarrierDesigns consisted of the issuance of 30,000 shares of our common stock. In addition, the agreement provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by CarrierDesigns for the period from October 1, 2001 through September 30, 2004.

Other Acquisition Activity

         In the first quarter of fiscal 2000, we acquired Resource Communications, Inc. In addition to cash and stock consideration issued at closing, the agreement provided for 31,250 shares of our common stock to be placed in escrow and released to Resource or us based upon certain operating performance criteria. The performance criteria were not attained and the 31,250 shares were released from escrow to us pursuant to a Settlement Agreement and Release between us and the former shareholders of Resource. These shares, recorded at par value, have been reflected as treasury shares on our consolidated balance sheet. On September 24, 2001, we amended the merger agreement with the former shareholders of Resource. The amendment provides for additional consideration in the form of cash and our common stock if certain operating performance criteria are met by Resource for the period from January 1, 2001 to December 31, 2001.

         In the second quarter of fiscal 2000, we acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. (TCMM). The initial purchase consideration included 278,949 shares of our common stock that were placed in a general indemnification escrow and are to be released to us or TCMM based upon certain operating performance requirements of TCMM's Network Services Agency Division for the period from April 1, 2000 through March 31, 2001. Based on the operating performance calculation as provided for in the purchase agreement, as well as indemnification and offset claims which are provided for in the purchase agreement, we initiated the process with TCMM for the return to us of the 278,949 shares. TCMM has disputed the operating performance calculation and our claim to the shares. The purchase agreement provides for resolution of the dispute through independent third parties. On June 5, 2001, after we had initiated the process for return of the shares, TCMM filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court, Northern District of Ohio. On September 13, 2001, we filed a motion for relief from stay with the bankruptcy court seeking to be allowed to continue the process specified in the purchase agreement for the determination of entitlement to the shares. On September 21, 2001, TCMM filed a complaint against us seeking among other items, the release of the 278,949 shares to TCMM, to have the transaction voided as a transfer by TCMM for "less than reasonably equivalent value" under the Bankruptcy Code, and to have a judgment entered against us in the amount of approximately $9,000. On October 29, 2001, we filed a motion for summary judgment seeking dismissal of TCMM's September 21, 2001 complaint in its entirety. A hearing on our motion for relief from stay and motion to dismiss has been set for November 30, 2001. Discovery in this matter has not yet commenced. We intend to vigorously pursue our claim for the 278,949 shares. We also intend to vigorously defend TCMM's complaint, which our management believes is without merit.

         Subsequent to September 30, 2001, we entered into an Amendment to Agreement and Plan of Merger with the former shareholder of Vision Communications Group, Inc. The agreement provides for the release of 35,000 shares of our common stock from escrow to the former shareholder of Vision related to the attainment of certain operating performance criteria for the period from July 1, 2000 through June 30, 2001. The agreement also provides the former shareholder with an additional 9,702 shares of our common stock or $100 plus interest (8% per annum) to be determined upon the occurrence of certain events.

RESULTS OF OPERATIONS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Total revenues of $24,177 and $18,945 were recorded for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after September 30, 2000. Advanced communications services revenue increased from $11,624 for the nine months ended September 30, 2000 to $15,217 for the nine months ended September 30, 2001 for the reason discussed above. Basic dial tone services revenue increased from $5,979 for the nine months ended September 30, 2000 to $8,277 for the nine months ended September 30, 2001 for the reason discussed above. Product sales and other revenue decreased from $1,342 for the nine months ended September 30, 2000 to $683 for the nine months ended September 30, 2001 as a result of a decreased focus on the sales of telephone equipment and the related hardware installation.

         Costs and expenses. Salaries and commissions expense of $19,807 and $15,812 was recorded for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after September 30, 2000. Salaries and commission expense as a percentage of total revenue was 82% and 83% for the nine months ended September 30, 2001 and 2000, respectively. Salaries and commissions expense consists principally of salaries and incentive compensation that our operating companies pay their sales and marketing, operations and engineering support and administrative staff. Cost of product sales decreased from $516 for the nine months ended September 30, 2000 to $229 for the nine months ended September 30, 2001 as a result of decreased product sales. Cost of product sales as a percentage of product sales and other revenue was 34% and 38% for the nine months ended September 30, 2001 and 2000, respectively. This decrease was primarily attributable to our product sales in 2000 requiring more subcontract labor than 2001. Cost of product sales consists of the cost of the product sold and any subcontract labor incurred in installing the equipment. General and administrative expense of $4,512 and $4,634 was recorded for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to efforts in reducing costs at the operating company level and at our corporate office. General and administrative expenses as a percentage of total revenue was 19% and 24% for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to the efforts in reducing costs at the operating company level and at our corporate office and the efficiencies realized by consolidating certain functions formerly performed at the operating company level. General and administrative expenses include communications expenses, office rent and utilities, travel and marketing for the operating companies. These expenses also include the operations and staffing related to our corporate office. Depreciation and amortization expense of $1,740 and $1,351 was recorded for the nine months ended September 30, 2001 and 2000, respectively. This increase was attributable to additional acquisitions made after September 30, 2000. Depreciation and amortization expense consists of depreciation expense on property and equipment and the amortization of goodwill associated with our acquisitions.

         Loss from operations. A loss from operations of $2,111 and $3,368 was recorded for the nine months ended September 30, 2001 and 2000, respectively, due to the factors discussed above.

         Other expense, net. Other expense, net, of $557 and $104 was recorded for the nine months ended September 30, 2001 and 2000, respectively. The difference was primarily attributable to interest expense on additional borrowings in 2001 versus 2000.

         Income taxes. A benefit of $231 and $1,050 was recorded for the nine months ended September 30, 2001 and 2000, respectively, representing an effective tax rate of 8.7% and 30.2%, respectively. The difference between the federal statutory rate of 35% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization, other permanent differences, and not recording a tax benefit during the six months ended September 30, 2001 because we were not able to conclude that it was more likely than not that the benefit would be realized through future taxable income. We expect our effective tax rate to remain zero for the remainder of the fiscal year unless we determine that there is a need for an additional valuation allowance on our deferred income tax assets.

         Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. We have recorded a deferred tax asset of $1,840 as of September 30, 2001, which is net of a valuation allowance of $687. We did not record additional deferred tax assets for the six months ended September 30, 2001 because we did not conclude that it was "more likely than not" that the additional deferred tax assets would be realized over a reasonable period of time. Although realization is not assured for the remaining deferred tax asset, we believe that we will generate sufficient taxable income in the future to recover that asset. We based our belief upon our internal projections and the historical results of our acquired companies which have been generating taxable income prior to our acquisition. However, we cannot provide any assurance that we will in fact generate taxable income sufficient to utilize the deferred tax assets we have recorded on the balance sheet. If our views about the prospects of generating future taxable income were to change, then we would have to record a charge to income to write-off some or all of those deferred tax assets. It is at least reasonably possible that our view as to the realizability of the remaining deferred tax assets may change in the near future.

         Net loss. For the reasons discussed above, a net loss of $2,437 and $2,422 was recognized for the nine months ended September 30, 2001 and 2000, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Total revenues of $8,416 and $6,955 were recorded for the three months ended September 30, 2001 and 2000, respectively. The increase was primarily attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after September 30, 2000. Advanced communications services revenue increased from $4,472 for the three months ended September 30, 2000 to $5,493 for the three months ended September 30, 2001 for the reason discussed above. Basic dial tone services revenue increased from $2,022 for the three months ended September 30, 2000 to $2,692 for the three months ended September 30, 2001 for the reason discussed above. Product sales and other revenue decreased from $461 for the three months ended September 30, 2000 to $231 for the three months ended September 30, 2001 as a result of a decreased focus on the sales of telephone equipment and the related hardware installation.

         Costs and expenses. Salaries and commissions expense of $6,834 and $6,043 was recorded for the three months ended September 30, 2001 and 2000, respectively. The increase was attributable to the reporting of additional companies' results of operations in 2001 as compared to 2000 as a result of our acquisition activity after September 30, 2000. Salaries and commission expense as a percentage of total revenue was 81% and 87% for the three months ended September 30, 2001 and 2000, respectively. This decrease as a percentage of total revenue is primarily attributable to a reduction in fixed cost staffing expenses at the operating company level between 2000 and 2001 for operating companies reporting in both periods. Salaries and commissions expense consists principally of salaries and incentive compensation that our operating companies pay their sales and marketing, operations and engineering support and administrative staff. Cost of product sales decreased from $246 for the three months ended September 30, 2000 to $73 for the three months ended September 30, 2001 as a result of decreased product sales. Cost of product sales as a percentage of product sales and other revenue was 32% and 53% for the three months ended September 30, 2001 and 2000, respectively. This decrease was primarily attributable to our product sales in 2000 requiring more subcontract labor than 2001. Cost of product sales consists of the cost of the product sold and any subcontract labor incurred in installing the equipment. General and administrative expense of $1,497 and $1,788 was recorded for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to efforts in reducing costs at the operating company level and at our corporate office. General and administrative expenses as a percentage of total revenue was 18% and 26% for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to the efforts in reducing costs at the operating company level and at our corporate office and the efficiencies realized by consolidating certain functions formerly performed at the operating company level. General and administrative expenses include communications expenses, office rent and utilities, travel and marketing for the operating companies. These expenses also include the operations and staffing related to our corporate office. Depreciation and amortization expense of $564 and $511 was recorded for the three months ended September 30, 2001 and 2000, respectively. This increase was attributable to additional acquisitions made after September 30, 2000. Depreciation and amortization expense consists of depreciation expense on property and equipment and the amortization of goodwill associated with our acquisitions.

         Loss from operations. A loss from operations of $552 and $1,633 was recorded for the three months ended September 30, 2001 and 2000, respectively, for the reasons discussed above.

         Other expense, net. Other expense, net, of $190 and $117 was recorded for the three months ended September 30, 2001 and 2000, respectively. The difference was primarily attributable to interest expense on additional borrowings in 2001 versus 2000.

         Income taxes. A benefit of $547 was recorded for the three months ended September 30, 2000 representing an effective tax rate of 31.3%. The difference between the federal statutory rate of 35% and the effective rate is due to state income taxes offset by nondeductible goodwill amortization, other permanent differences. A benefit was not recorded for the three months ended September 30, 2001 because we were not able to conclude that it was more likely than not that the benefit would be realized through future taxable income. We expect our effective tax rate to remain zero for the remainder of the fiscal year unless we determine that there is a need for an additional valuation allowance on our deferred income tax assets.

         Deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. We have recorded a deferred tax asset of $1,840 as of September 30, 2001, which is net of a valuation allowance of $687. We did not record additional deferred tax assets for the six months ended September 30, 2001 because we did not conclude that it was "more likely than not" that the additional deferred tax assets would be realized over a reasonable period of time. Although realization is not assured for the remaining deferred tax asset, we believe that we will generate sufficient taxable income in the future to recover that asset. We based our belief upon our internal projections and the historical results of our acquired companies which have been generating taxable income prior to our acquisition. However, we cannot provide any assurance that we will in fact generate taxable income sufficient to utilize the deferred tax assets we have recorded on the balance sheet. If our views about the prospects of generating future taxable income were to change, then we would have to record a charge to income to write-off some or all of those deferred tax assets. It is at least reasonably possible that our view as to the realizability of the remaining deferred tax assets may change in the near future.

         Net loss. For the reasons discussed above, a net loss of $742 and $1,203 was recognized for the three months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations used net cash of $1,532 and $1,260 for the nine months ended September 30, 2001and 2000, respectively. This difference between periods was primarily attributable to the significant collections of accounts receivable in 2000 compared to 2001. We are currently managing our order backlog with the related carriers in an attempt to reduce lag time between order submission and the related commission payment from the carrier.

         We used cash of $1,114 and $7,362 in investing activities for the nine months ended September 30, 2001 and 2000, respectively. These uses of cash are primarily the result of our acquisition activity. The decrease in cash used was primarily attributable to fewer acquisitions during 2001 as compared to 2000.

         Our financing activities provided cash of $4,037 and $1,089 for the nine months ended September 30, 2001 and 2000, respectively. The cash provided for the nine months ended September 30, 2001 was primarily attributable to net borrowings on our line of credit and proceeds from the issuance of common stock related to stock option exercises.

         As of June 30, 2001, we did not meet certain financial covenants contained in our Credit and Security Agreement with Wells Fargo Bank West, National Association resulting in a default. On September 30, 2001, we completed the restructuring of the credit agreement. Terms of the restructured credit agreement provide for maximum borrowings of $7,465, adjusted for permanent prepayments as required in the credit agreement. As of September 30, 2001, borrowings of $7,465 were outstanding. Future borrowing activity is determined based on accounts receivable levels, as defined. The restructured credit agreement eliminates the financial ratio covenants with which we were not in compliance as of June 30, 2001, requires compliance with financial loan covenants related to adjusted quarterly cash flow levels, as defined, and also required us to obtain a cash infusion of at least $200 in the form of subordinated loans or the sale of equity interests in us, which we completed subsequent to September 30, 2001. The restructured credit agreement is secured by accounts receivable and by substantially all of our assets. The restructured credit agreement terminates and is payable in full on April 15, 2002. Interest is payable monthly at the prime rate plus 3.0% (9.25% as of September 30, 2001). We are required to pay a $500 fee payable at the earliest of April 15, 2002, payment or pre-payment in full of the borrowings, or refinancing with another lender. This amount is being amortized to interest expense as a yield adjustment over the term of the restructured Credit Agreement.

         As a result of the our default under the credit agreement a cross-default existed under the Reducing Revolver Loan and Security Agreement with Merrill Lynch Business Financial Services, Inc. as of June 30, 2001. We are no longer in cross-default under the loan as a result of the restructured credit agreement with Wells Fargo. As of September 30, 2001, borrowings of $3,495 were outstanding and no additional borrowings are available.

         Subsequent to September 30, 2001, we completed the private placement to a private investor group of $500 of 12% per annum subordinated notes due January 31, 2003. The investor group was also issued presently exercisable warrants to purchase 50,000 shares of our common stock. The warrants expire October 3, 2006 and have an exercise price of $8.85 per share. These warrants have been valued using the Black-Scholes option pricing model, which will result in a charge of $85 to be amortized to expense as a yield adjustment over the term of the notes.

         Subsequent to September 30, 2001, certain of our officers and directors agreed to purchase $200,000 of our common stock from us at $9.05 per share.

         On or before April 15, 2002, we will be required to negotiate a new credit facility with Wells Fargo or secure alternative financing. There is no assurance that either will be available when needed or at terms acceptable to the Company. If we are unsuccessful, there would be substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for us on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions and provides guidance on allocating purchase price to identifiable intangible assets. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs. The annual impact of SFAS No. 142 due to the cessation of amortization on goodwill is expected to be $1,286.

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

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We have not yet determined the impact of adopting SFAS No. 143.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this pronouncement will have on our future consolidated financial results.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         In the second quarter of fiscal 2000, PentaStar acquired the assets of the Network Services Agency Division of Telecomm Industries Corp. ("TCMM"). The initial purchase consideration included 278,949 shares of PentaStar common stock that were placed in a general indemnification escrow and are to be released to PentaStar or TCMM based upon certain operating performance requirements of TCMM's Network Services Agency Division for the period from April 1, 2000 through March 31, 2001. Based on the operating performance calculation as provided for in the purchase agreement, as well as indemnification and offset claims which are provided for in the purchase agreement, PentaStar initiated the process with TCMM for the return to PentaStar of the 278,949 shares. TCMM has disputed the operating performance calculation and PentaStar's claim to the shares. The purchase agreement provides for resolution of the dispute through independent third parties. On June 5, 2001, after PentaStar had initiated the process for return of the shares, TCMM filed a voluntary petition for bankruptcy in the U.S. Bankruptcy Court, Northern District of Ohio. On September 13, 2001, PentaStar filed a motion for relief from stay with the bankruptcy court seeking to be allowed to continue the process specified in the purchase agreement for the determination of entitlement to the shares. On September 21, 2001, TCMM filed a complaint against PentaStar seeking among other items, the release of the 278,949 shares to TCMM, to have the transaction voided as a transfer by TCMM for "less than reasonably equivalent value" under the Bankruptcy Code, and to have a judgment entered against PentaStar in the amount of approximately $9 million. On October 29, 2001, PentaStar filed a motion for summary judgment seeking dismissal of TCMM's September 21, 2001 complaint in its entirety. A hearing on PentaStar's motion for relief from stay and motion to dismiss has been set for November 30, 2001. Discovery in this matter has not yet commenced. PentaStar intends to vigorously pursue its claim for the 278,949 shares. PentaStar also intends to vigorously defend TCMM's complaint, which PentaStar's management believes is without merit.

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

2.21 Amendment to Agreement and Plan of Merger among PentaStar Communications, Inc., PentaStar Acquisition Corp. VI, Elizabeth Talbot-Goldberg, Dana J. Topping, Thomas J. Bruner and Christopher J. Canfield dated September 24, 2001.

2.22 Agreement and Plan of Merger among PentaStar Communications, Inc., PentaStar Acquisition Corp. XII, CarrierDesigns.com, Inc. and the Shareholders of CarrierDesigns.com, Inc. dated October 29, 2001.

10.23(2) Settlement Agreement and Release among PentaStar Communications, Inc., PentaStar Acquisition Corp. I, Jeffrey
                   A. Veres and Linda Veres dated May 16, 2001.

10.24(3) First Amendment to Credit and Security Agreement By and Among PentaStar Communications, Inc., PentaStar Acquisition Corp. I, PentaStar Acquisition Corp. II, PentaStar Acquisition Corp. III, PentaStar Acquisition Corp. IV, PentaStar Acquisition Corp. VI, PentaStar Internet, Inc., PentaStar Holding Corporation, PentaStar

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------

                   Telemarketing, Inc., and PentaStar Corporation, as original Borrowers and PentaStar Acquisition Corp. V, PentaStar Acquisition Corp. VII, PentaStar Acquisition Corp. VIII, and PentaStar Acquisition Corp. IX, as new Borrowers, and Wells Fargo Bank, N.A. dated as of August 30, 2001.

10.25(3) Second Amendment to Credit and Security Agreement By and Among PentaStar Communications, Inc., PentaStar Acquisition Corp. I, PentaStar Acquisition Corp. II, PentaStar Acquisition Corp. III, PentaStar Acquisition Corp. IV, PentaStar Acquisition Corp. VI, PentaStar Internet, Inc., PentaStar Holding Corporation, PentaStar Telemarketing, Inc., PentaStar Corporation, PentaStar Acquisition Corp. V, PentaStar Acquisition Corp. VII, PentaStar Acquisition Corp. VIII and PentaStar Acquisition Corp. IX as Borrowers and Wells Fargo Bank, N.A. dated as of September 28, 2001.

10.26 Settlement Agreement and Release among PentaStar Communications, Inc., PentaStar Acquisition Corp. VI, Elizabeth Talbot-Goldberg, Dana J. Topping, Thomas J. Bruner, Christopher J. Canfield, Raymond Goldberg, Rebecca M. Bruner and Kari D. Canfield dated September 24, 2001.

----------

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(3) Incorporated by reference from the Company's Current Report Form 8-K dated October 1, 2001.

       (b)    Reports on Form 8-K:

       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.



                                         PENTASTAR COMMUNICATIONS, INC.

                                         By: /s/ DAVID L. DUNHAM
                                            ------------------------------------
                                                 David L. Dunham
                                                 Chief Financial Officer

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

2.21 Amendment to Agreement and Plan of Merger among PentaStar Communications, Inc., PentaStar Acquisition Corp. VI, Elizabeth Talbot-Goldberg, Dana J. Topping, Thomas J. Bruner and Christopher J. Canfield dated September 24, 2001.

2.22 Agreement and Plan of Merger among PentaStar Communications, Inc., PentaStar Acquisition Corp. XII, CarrierDesigns.com, Inc. and the Shareholders of CarrierDesigns.com, Inc. dated October 29, 2001.

10.23(2) Settlement Agreement and Release among PentaStar Communications, Inc., PentaStar Acquisition Corp. I, Jeffrey
                   A. Veres and Linda Veres dated May 16, 2001.

10.24(3) First Amendment to Credit and Security Agreement By and Among PentaStar Communications, Inc., PentaStar Acquisition Corp. I, PentaStar Acquisition Corp. II, PentaStar Acquisition Corp. III, PentaStar Acquisition Corp. IV, PentaStar Acquisition Corp. VI, PentaStar Internet, Inc., PentaStar Holding Corporation, PentaStar Telemarketing, Inc., and PentaStar Corporation, as original Borrowers and PentaStar Acquisition Corp. V, PentaStar Acquisition Corp. VII, PentaStar Acquisition Corp. VIII, and PentaStar Acquisition Corp. IX, as new Borrowers, and Wells Fargo Bank, N.A. dated as of August 30, 2001.

10.25(3) Second Amendment to Credit and Security Agreement By and Among PentaStar Communications, Inc., PentaStar Acquisition Corp. I, PentaStar Acquisition Corp. II, PentaStar Acquisition Corp. III, PentaStar Acquisition Corp. IV, PentaStar Acquisition Corp. VI, PentaStar Internet, Inc., PentaStar Holding Corporation, PentaStar Telemarketing, Inc., PentaStar Corporation, PentaStar Acquisition Corp. V, PentaStar Acquisition Corp. VII, PentaStar Acquisition Corp. VIII and PentaStar Acquisition Corp. IX as Borrowers and Wells Fargo Bank, N.A. dated as of September 28, 2001.

10.26 Settlement Agreement and Release among PentaStar Communications, Inc., PentaStar Acquisition Corp. VI, Elizabeth Talbot-Goldberg, Dana J. Topping, Thomas J. Bruner, Christopher J. Canfield, Raymond Goldberg, Rebecca M. Bruner and Kari D. Canfield dated September 24, 2001.

----------

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(3) Incorporated by reference from the Company's Current Report Form 8-K dated October 1, 2001.